Form 10QSB
period 2008-01-31
MOONSHINE CREATIONS, INC.
filed 2008-04-17
CIK 1427030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.  333-149235
______________

MOONSHINE CREATIONS, INC.
(Exact name of small business issuer as specified in its charter)
______________

NEVADA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Henry Martin Trail, Statesville, NC	28625
(Address of principal executive offices)	(Zip Code)

704-592-2622
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 14, 2008: 5,635,500 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Information

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JANUARY 31, 2008
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$63,519

TOTAL ASSETS	$63,519

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,000
Related party advances	1,000

TOTAL LIABILITIES	$11,000

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized,
none issued and outstanding	$-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
5,635,500 shares issued and outstanding	56
Additional paid-in capital	63,284
Subscriptions Receivable	(50)
Accumulated deficit during development stage	(10,771)

TOTAL STOCKHOLDERS' EQUITY	$52,519

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,519

The accompanying notes are an integral part of these financials statements.

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)	For The	For The Period
	Three Months ended	April 10, 2007 (Inception)
	January 31, 2008	to January 31, 2008

REVENUES	$-	$-

EXPENSES
General and administrative	31	1,031
Salary Expense	2,500	8,033
Rent	600	1,707
Total Expenses	3,131	10,771

LOSS FROM OPERATIONS (BEFORE TAXES)	(3,131)	(10,771)

INCOME TAX EXPENSE	-	-

NET LOSS	$(3,131)	$(10,771)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,395,000

The accompanying notes are an integral part of these financials statements.

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
From APRIL 10, 2007 (INCEPTION) TO JANUAY 31, 2008
(Unaudited)

							Accumulated
							Deficit	Total
					Subscription	Additional	During	Stockholders'
	Preferred Stock		Common Stock		Receivable	Paid-in	Development	Equity

Balance, April 10 2007 (Inception)	-	$-	-	$-	$	$-	$-	$-

Shares issued to founders at $0.00001 per share	-	-	5,000,000	50	(50)	-	-	-

Stock issued for cash at $0.10 per share	-	-	395,000	4		39,496	-	39,500

In kind contribution of services	-	-	-	-		5,533	-	5,533

In kind contribution of office expenses						1,107		1,107

Net profit (loss) for the period Inception to October 31, 2007	-	-	-	-		-	(7,640)	(7,640)

Balance, October 31, 2007	-	$-	5,395,000	$54	$(50)	$46,136	$(7,640)	$38,500

Shares issued to founders at $0.00001 per share	-	-	-	-	-	-	-	-

Stock issued for cash at $0.10 per share, less offering costs of $10,000	-	-	240,500	2		14,048	-	14,050

In kind contribution of services	-	-	-	-		2,500	-	2,500

In kind contribution of office expenses						600		600

Net profit (loss) for the period November 1, 2007 to January 31, 2008	-	-	-	-		-	(3,131)	(3,131)

Balance, January 31, 2008	-	$-	5,635,500	$56	$(50)	$63,284	$(10,771)	$52,519

The accompanying notes are an integral part of these financials statements.

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The	For The Period
	Three Months ended	April 10, 2007 (Inception)
	January 31, 2008	to January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,131)	$(10,771)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of office expenses	600	1,707
In-kind contribution of services	2,500	8,033
Changes in Assets and Liabilities
Increase (Decrease) in accounts payable	10,000	10,000
Increase (Decrease) in related party advances	-	1,000

Net cash used in operating activities	9,969	9,969

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,050	53,550
Net cash provided by financing activities	14,050	53,550

NET INCREASE (DECREASE) IN CASH	24,019	63,519

CASH, BEGINNING OF PERIOD	39,500	-

CASH, END OF PERIOD	$63,519	$63,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financials statements.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JANUARY 31, 2008

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

 (B) Organization

Moonshine Creations, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on April 10, 2007  The Company was organized to create an online craft store focusing on one of a kind and unique craft items made in the southeastern United States. Activities during the development stage include developing the business plan and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JANUARY 31, 2008

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of January 31, 2008, there were no common share equivalents outstanding.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

Revenue from support services is recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectability is reasonably assured.  Revenue from telephone support service contracts is recognized as the services are provided, determined on an hourly basis.

(I) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JANUARY 31, 2008

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and a net loss from operations of $10,771 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3	RELATED PARTY ADVANCE

During 2007, a related party of the Company paid $1,000 of operating expenses on behalf of the Company.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On July 25, 2007, the Company issued 5,000,000 shares of common stock to its founder for cash of $50 ($0.00001 per share).

During the period from April 10, 2007 (Inception) to January 31, 2008 the Company issued 635,500 shares of common stock for cash of $63,550 ($.10 per share) and paid offering costs of $10,000.

(B) In-kind Contribution of Services

During the period from April 10, 2007 (Inception) to January 31, 2008 the Company’s president contributed services and office space with a fair value of $8,033 and $1,707 respectively.

NOTE 5	RELATED PARTY TRANSACTIONS

The president of the Company received 5,000,000 shares of common stock for cash of $50 ($0.00001 per share) (See Note 4).

During 2007, a related party of the Company paid $1,000 of operating expenses on behalf of the Company.  (See Note 3)
During the period from April 10, 2007 (Inception) to January 31, 2008 the Company’s president contributed services and office space with a fair value of $8,033 and $1,707 respectively (See Note 4).

Item 2.                                   Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Moonshine Creations, Inc. was incorporated in the State of Nevada on April 10, 2007.  Our plan is to create an online craft store. We will focus on one of a kind and unique craft items made in the southeast United States. Moonshine creations will locate and contact the artisans and explain the opportunity of displaying their items on our website. We will receive commissions for our website service.  We will provide the marketing, receive payments, be responsible for the taxes and provide the customer service. We will then notify the artisan of the sale and arrange for the shipping. Initially, the artist will be contacted and the website will be maintained by our President, Ms. Victoria Callanan. Ms. Callanan intends to hire additional assistants and representatives as our client base expands.

Marketing

We plan to utilize different channels for our marketing. We intend for our website to be promoted by web placement services for example, Google Adwords and www.1-2-3webposition.com. We also intend to promote our website by advertising in magazines such as Southern Living, Cottage Living, Cottage Home, Better Homes and Gardens and various other small regional publications. We also plan to set up booths at craft fairs and pass out information inviting guest to visit our website. We intend to further promote our website using a grass roots method by utilizing Craft Blogs, www.myspace.com, www.facebook.com, and www.bizfriends.com.

Website

Currently our website is being developed under the domain name moonshinecreationsinc.com. We believe the development cost of our site will be $15,000 and the cost for hosting will be $350 per month and we intend to use the proceeds from the offering which we completed in January 2008 to meet these costs. We intend for our website to use Flash and High resolution photos as well as possess the capability to show short videos of variously featured craft items. Our website will be updated on a daily basis to reflect current inventories.

On our website, all of the craft items will be broken down in different categories according to the craft medium. For example: pottery, glass, jewelry, home accessories, stationary, wood, leather, metal, outdoor items and other categories as well.  The website will also have a shopping cart allowing customers to purchase more than one item at a time. All items will have descriptions and high resolution photos and certain designated items will have a short video. In addition, we also plan to have a section featuring different artist’s profile and their specialty items. Also, there will be a secure log-on section where artisans can access detailed information related to their craft.

Competition

Our business will put us in direct competition with craft fairs, existing craft websites, individual artisans who have websites and mega websites.  There are many craft fairs in the southeast including but not limited to National Gospel & Harvest Celebration, North Carolina Seafood Festival, Red River Revel Arts Festival, The Cotton Pickin’ Fair, and Gasparilla. These fairs offer a variety of exhibitors depending on the individual fairs. Some of the existing craft websites are craftsfaironline.com, thecountrygallery.net, craftsolutions.com and indianchild.com. All of these websites provide a variety of services. In addition to the existing craft websites, there are individual artisans that will have their own websites

Plan of Operation

Our specific goal is to sell one-of-a-kind craft items made in the southeast to customers.  We intend to accomplish the foregoing through the following milestones:

1.
We plan to begin to establish our office and acquire the computer and office equipment we need to begin operations during the first half of 2008. Establishing our offices will take up to 30 days. We believe that it will cost $30,000 to establish our office and secure the necessary computer equipment and software. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

2.
After our office is established, we intend to contact artisans to offer their items on our website.  We plan to attend craft fairs that are oriented towards meeting new artisans in the southeastern United States and creating opportunities for us to develop important relationships with them. We intend to hire an outside web designer to begin development of our website toward the end of the first half of 2008. We believe that it will cost up to $10,000 initially to have our website operational. The initial operation of the website is anticipated to be ready by the end of the second quarter of 2008.

3.
As soon as our website is operational, we will begin to market our website in the southeastern United States and through traditional sources such as trade magazines, craft fairs, newspaper advertising, telephone directories and flyers / mailers.  Potential clients can simply click on links to become connected to our website from search engines. We believe that it will cost a minimum of $10,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations.

4.	We believe that we will begin selling craft items from our website during the third quarter of 2008.

In summary, we anticipate that we will be fully operational by the end of the second quarter of 2008. We estimate that we will begin to generate revenue during the third quarter of 2008. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.

Results of Operation

We did not have any operating income from inception through January 31, 2008. For the three months ended January 31, 2008, the registrant recognized a net loss of $3,131 and for the period from inception through January 31, 2008, the registrant recognized net loss of $10,771. Expenses for the quarter were comprised of $31 in administrative costs, $2,500 in salary, and $600 in rent.

Liquidity and Capital Resources

As of January 31, 2008, we had $63,519 in cash.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                       Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                        Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                       Defaults Upon Senior Securities.

None

Item 4.                       Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending January 31, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.                       Other Information.

None

Item 6.                       Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Victoria Callanan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Victoria Callanan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to our registration statement on Form S-1 filed on February 14, 2008 (File no: 333-149235)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MOONSHINE CREATIONS, INC.

By:	/s/ Victoria Callanan
Victoria Callanan Chief Executive Officer Chief Financial Officer

Dated:	April 14, 2008