Form 10-Q
period 2008-04-30
MOONSHINE CREATIONS, INC.
filed 2008-06-09
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MOONSHINE CREATIONS, INC.
 (Exact name of registrant as specified in Charter

NEVADA	333-149235	26-0745273
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

160 Henry Martin Trail, Statesville, NC 28625
 (Address of Principal Executive Offices)
 _______________

(704)-592-2622
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 6, 2008 : 5,635,500 shares of common stock.

MOONSHINE CREATIONS, INC.
FORM 10-Q

April 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As Of
ASSETS	April 30, 2008	As Of October 31,
	(Unaudited)	2007
CURRENT ASSETS
Cash	$15,834	$39,500
Prepaid expense	8,301	-

TOTAL ASSETS	$24,135	$39,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,157	$-
Related party advances	1,000	1,000

TOTAL LIABILITIES	4,157	1,000

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
5,635,500 and 5,395,000 shares issued and outstanding	56	54
Additional paid-in capital	66,384	46,136
Subscriptions Receivable	(50)	(50)
Accumulated deficit during development stage	(46,412)	(7,640)

TOTAL STOCKHOLDERS' EQUITY	19,978	38,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,135	$39,500

The accompanying notes are an integral part of these financial statements.

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Three	For The Six	For The Period	For The Period
	Months Ended	Months Ended	April 10, 2007 (Inception)	April 10, 2007 (Inception)
	April 30, 2008	April 30, 2008	to April 30, 2007	to April 30, 2008

REVENUES	$-	$-	$-	$-

EXPENSES
Professional Fees	$28,389	$28,389	$-	$28,389
General and administrative	4,152	4,183	1,000	5,183
Salary Expense	2,500	5,000	-	10,533
Rent	600	1,200	-	2,307
Total Expenses	$35,641	$38,772	$1,000	$46,412

LOSS FROM OPERATIONS (BEFORE TAXES)	$(35,641)	$(38,772)	$(1,000)	$(46,412)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(35,641)	$(38,772)	$(1,000)	$(46,412)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,635,500	5,395,000	5,000,000

The accompanying notes are an integral part of these financial statements.

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
From APRIL 10, 2007 (INCEPTION) TO APRIL 30, 2008
(Unaudited)

							Accumulated
							Deficit	Total
					Subscription	Additional	During	Stockholders'
	Preferred Stock		Common Stock		Receivable	Paid-in	Development	Equity

Balance, April 10 2007 (Inception)	-	$-	-	$-	$	$-	$-	$-

Shares issued to founders at $0.00001 per share	-	-	5,000,000	50	(50)	-	-	-

Stock issued for cash at $0.10 per share	-	-	395,000	4		39,496	-	39,500

In kind contribution of services	-	-	-	-		5,533	-	5,533

In kind contribution of office expenses						1,107		1,107

Net profit (loss) for the period Inception to October 31, 2007	-	-	-	-		-	(7,640)	(7,640)

Balance, October 31, 2007	-	$-	5,395,000	$54	$(50)	$46,136	$(7,640)	$38,500

Shares issued to founders at $0.00001 per share	-	-	-	-	-	-	-	-

Stock issued for cash at $0.10 per share	-	-	240,500	2		14,048	-	14,050

In kind contribution of services	-	-	-	-		2,500	-	2,500

In kind contribution of office expenses						600		600

Net profit (loss) for the three month period ended January 31, 2008	-	-	-	-		-	(3,131)	(3,131)

Balance, January 31, 2008	-	$-	5,635,500	$56	$(50)	$63,284	$(10,771)	$52,519

In kind contribution of services	-	-	-	-		2,500	-	2,500

In kind contribution of office expenses						600		600

Net profit (loss) for the three month period ended to April 30, 2008	-	-	-	-		-	(35,641)	(35,641)

Balance, April 30, 2008	-	$-	5,635,500	$56	$(50)	$66,384	$(46,412)	$19,978

The accompanying notes are an integral part of these financial statements.

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The	For The Period	For The Period
	Six Months ended	April 10, 2007 (Inception)	April 10, 2007 (Inception)
	April 30, 2008	to April 30, 2007	to April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,772)	$(1,000)	$(46,412)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of office expenses	1,200		2,307
In-kind contribution of services	5,000		10,533
Changes in Assets and Liabilities
Increase (Decrease) in accounts payable	3,157		3,157
Increase (Decrease) in related party advances	-	1,000	1,000
Net cash used in operating activities	(29,415)	-	(29,415)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,050	-	53,550
Net cash provided by financing activities	14,050	-	53,550

NET INCREASE (DECREASE) IN CASH	(15,365)	-	24,135

CASH, BEGINNING OF PERIOD	39,500	-	-

CASH, END OF PERIOD	$24,135	$-	$24,135

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF APRIL 30, 2008

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
AS OF APRIL 30, 2008

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2008 and 2007, there were no common share equivalents outstanding.

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
AS OF APRIL 30, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, used cash in operations of $29,415, and has a net loss from operations of $46,412 from Inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 RELATED PARTY ADVANCE

During 2007, a related party of the Company paid $1,000 of operating expenses on behalf of the Company.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF APRIL 30, 2008

NOTE 4 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On July 25, 2007, the Company issued 5,000,000 shares of common stock to its founder for cash of $50 ($0.00001 per share).

During the period from April 10, 2007 (Inception) to April 30, 2008 the Company issued 635,500 shares of common stock for cash of $63,550 ($.10 per share) and paid offering costs of $10,000.

(B) In-kind Contribution of Services

During the period from April 10, 2007 (Inception) to April 30, 2008 the Company’s president contributed services and office space with a fair value of $10,533 and $2,307 respectively.

NOTE 5  RELATED PARTY TRANSACTIONS

The president of the Company received 5,000,000 shares of common stock for cash of $50 ($0.00001 per share) (See Note 4).

During 2007, a related party of the Company paid $1,000 of operating expenses on behalf of the Company.  (See Note 3)

During the period from April 10, 2007 (Inception) to April 30, 2008 the Company’s president contributed services and office space with a fair value of $10,533 and $2,307 respectively(See Note 4).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

We did not have any operating income from inception through April 30, 2008. For the three months ended April 30, 2008, the registrant recognized a net loss of $35,641 and for the period from inception through April 30, 2008, the registrant recognized net loss of $46,412. Expenses for the quarter were comprised of $28,389 in professional fees, $4,152 in administrative costs, $2,500 in salary, and $600 in rent.

Liquidity and Capital Resources

As of April 30, 2008, we had $15,834 in cash.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to certain market risks including changes in interest rates. The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

As part of our evaluation of the effectiveness of the design and operation of disclosure controls and procedures for the three months ended April 30, 2008, we identified internal control deficiencies that constituted “material weaknesses.”  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, we identified the following material weaknesses:

•	Our controls over the timely and complete review of accounts payable, including timely reconciliation of vendor balances did not operate effectively.

•	Our controls over the timely and thorough review of prepaid expenses did not operate effectively.

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2008, the following changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

•	In May and June 2008, we implemented new monthly closing procedures to ensure the accounts payable and prepaid expenses are timely recorded and properly classified.

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

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

*Incorporated by reference to our registration statement on Form S-1 filed on February 14, 2008 (File no: 333-149235)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moonshine Creations, Inc.

Date: June 9, 2008	By:	/s/ / Victoria Callanan
Victoria Callanan
Chief Executive Officer, Chief Financial Officer