Form 10-Q
period 2008-07-31
MOONSHINE CREATIONS, INC.
filed 2008-09-11
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 10, 2008: 5,635,500 shares issued and outstanding.

MOONSHINE CREATIONS, INC.
FORM 10-Q

July 31, 2008

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

SIGNATURE

Item 1. Financial Statements

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
ASSETS	July 31, 2008	October 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash	$106	$39,500
Prepaid expense	5,801	-

TOTAL ASSETS	$5,907	$39,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$200	$-
Related party advances	1,000	1,000

TOTAL LIABILITIES	1,200	1,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
5,635,500 and 5,395,000 shares issued and outstanding, respectively	56	54
Additional paid-in capital	69,484	46,136
Subscriptions Receivable	(50)	(50)
Accumulated deficit during development stage	(64,783)	(7,640)

TOTAL STOCKHOLDERS' EQUITY	4,707	38,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,907	$39,500

The accompanying notes are an integral part of these financial statements.

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

	For The three	For the period	For The Nine	For The Period
	Months	April 10, 2007	Months	April 10, 2007
	Ended	(Inception)	Ended	(Inception)
	July 31, 2008	to July 31, 2007	July 31, 2008	to July 31, 2008

REVENUES	$-	$-	$-	$-

EXPENSES
General and administrative	15,271	1,000	47,843	48,843
Salary Expense	2,500	-	7,500	13,033
Rent	600	-	1,800	2,907
Total Expenses	18,371	1,000	57,143	64,783

LOSS FROM OPERATIONS (BEFORE TAXES)	(18,371)	(1,000)	(57,143)	(64,783)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(18,371)	$(1,000)	$(57,143)	$(64,783)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,635,500	5,000,000	5,395,000

The accompanying notes are an integral part of these financial statements.

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
From APRIL 10, 2007 (INCEPTION) TO JULY 31, 2008
(Unaudited)

							Accumulated
							Deficit	Total
					Subscription	Additional	During	Stockholders'
	Preferred Stock		Common Stock		Receivable	Paid-in	Development	Equity

Balance, April 10 2007 (Inception)	-	$-	-	$-	$	$-	$-	$-

Shares issued to founders at $0.00001 per share	-	-	5,000,000	50	(50)	-	-	-

Stock issued for cash at $0.10 per share	-	-	395,000	4		39,496	-	39,500

In kind contribution of services	-	-	-	-		5,533	-	5,533

In kind contribution of office expenses						1,107		1,107

Net profit (loss) for the period Inception to October 31, 2007	-	-	-	-		-	(7,640)	(7,640)

Balance, October 31, 2007	-	$-	5,395,000	$54	$(50)	$46,136	$(7,640)	$38,500

Shares issued to founders at $0.00001 per share	-	-	-	-	-	-	-	-

Stock issued for cash at $0.10 per share	-	-	240,500	2		14,048	-	14,050

In kind contribution of services	-	-	-	-		2,500	-	2,500

In kind contribution of office expenses						600		600

Net profit (loss) for the period November 1, 2007 to January 31, 2008	-	-	-	-		-	(3,131)	(3,131)

Balance, January 31, 2008	-	$-	5,635,500	$56	$(50)	$63,284	$(10,771)	$52,519

In kind contribution of services	-	-	-	-		2,500	-	2,500

In kind contribution of office expenses						600		600

Net profit (loss) for the period February 1, 2008 to April 30, 2008	-	-	-	-		-	(35,641)	(35,641)

Balance, April 30, 2008	-	$-	5,635,500	$56	$(50)	$66,384	$(46,412)	$19,978

In kind contribution of services	-	-	-	-		2,500	-	2,500

In kind contribution of office expenses						600		600

Net profit (loss) for the period May 1, 2008 to July 31, 2008	-	-	-	-		-	(18,371)	(18,371)

Balance, July 31, 2008	-	$-	5,635,500	$56	$(50)	$69,484	$(64,783)	$4,707

The accompanying notes are an integral part of these financial statements.

MOONSHINE CREATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The	For The Period	For The Period
	Nine Months ended	April 10, 2007 (Inception)	April 10, 2007 (Inception)
	July 31, 2008	to July 31, 2007	to July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,143)	$(1,000)	$(64,783)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of office expenses	1,800	-	2,907
In-kind contribution of services	7,500	-	13,033
Changes in Assets and Liabilities
Increase (Decrease) in prepaid expense	(5,801)	-	(5,801)
Increase (Decrease) in accounts payable	200	-	200
Increase (Decrease) in related party advances	-	1,000	1,000
Net cash used in operating activities	(53,444)	-	(53,444)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,050	-	53,550
Net cash provided by financing activities	14,050	-	53,550

NET INCREASE (DECREASE) IN CASH	(39,394)	-	106

CASH, BEGINNING OF PERIOD	39,500	-	-

CASH, END OF PERIOD	$106	$-	$106

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JULY 31, 2008

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

 (B) Organization

Moonshine Creations, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on April 10, 2007. The Company was organized to create an online craft store focusing on one of a kind and unique craft items made in the southeastern United States. Activities during the development stage include developing the business plan and raising capital.

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
AS OF JULY 31, 2008

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2008 and 2007, there were no common share equivalents outstanding.

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
AS OF JULY 31, 2008

(I) Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

 In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, used cash in operations of $53,444, and has a net loss from operations of $64,783 from Inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JULY 31, 2008

NOTE 3 RELATED PARTY ADVANCE

During 2007, a related party of the Company paid $1,000 of operating expenses on behalf of the Company.

NOTE 4 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On July 25, 2007, the Company issued 5,000,000 shares of common stock to its founder for cash of $50 ($0.00001 per share).

During the period from April 10, 2007 (Inception) to July 31, 2008 the Company issued 635,500 shares of common stock for cash of $63,550 ($.10 per share) and paid offering costs of $10,000.

(B) In-kind Contribution of Services

During the period from April 10, 2007 (Inception) to July 31, 2008 the Company’s president contributed services and office space with a fair value of $13,033 and $2,907 respectively.

NOTE 5  RELATED PARTY TRANSACTIONS

The president of the Company received 5,000,000 shares of common stock for cash of $50 ($0.00001 per share) (See Note 4).

During 2007, a related party of the Company paid $1,000 of operating expenses on behalf of the Company.  (See Note 3)

During the period from April 10, 2007 (Inception) to July 31, 2008 the Company’s president contributed services and office space with a fair value of $13,033 and $2,907 respectively(See Note 4).

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

Website

Currently our website is being developed under the domain name moonshinecreationsinc.com. We believe that we need additional funds for the development cost of our site and the cost for hosting will be $350 per month. We intend for our website to use Flash and High resolution photos as well as possess the capability to show short videos of variously featured craft items.

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

We did not have any operating income from inception through July 31, 2008. For the three months ended July 31, 2008, the company recognized a net loss of $18,371 and for the period from inception through July 31, 2008, the company recognized net loss of $64,783. Expenses for the quarter were comprised of $15,271 in administrative costs, $2,500 in salary, and $600 in rent.

Liquidity and Capital Resources

As of July 31, 2008, we had $106 in cash.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to certain market risks including changes in interest rates. The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2008, we implemented the following changes to our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

•	In May and June 2008, we implemented new monthly closing procedures to ensure the accounts payable and prepaid expenses are timely recorded and properly classified.

Other than the matters discussed above, there were no changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Incorporated by reference to our registration statement on Form S-1 filed on February 14, 2008 (File no: 333-149235)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moonshine Creations, Inc.

Date: September 11, 2008	By:	/s/ Victoria Callanan
Victoria Callanan
Chief Executive Officer, Chief Financial Officer