Form 10-K
period 2008-10-31
MOONSHINE CREATIONS, INC.
filed 2008-12-29
CIK 1427030

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-149235

MOONSHINE CREATIONS, INC.
(Name of small business issuer in its charter)

NEVADA	26-0745273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

160 Henry Martin Trail Statesville, NC	28625
(Address of principal executive offices)	(Zip Code)

 (704)-592-2622
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.00001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Revenues for year ended October 31, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of December 23, 2008 was: 5,635,500

Transitional Small Business Disclosure Format:     Yes ☒       No ☐

PART I

ITEM 1.        DESCRIPTION OF BUSINESS

General

We were formed in April 2007. Our plan is to create an online craft store which will focus on one of a kind craft items made in the southeast United States. We intend to contact artisans and display their items on our website; earning commissions on each sale for our services. We intend to provide marketing, payment services including taxation, as well as customer service in connection with each sale made on our website. Once a sale has been made we will notify the artisan of the sale and arrange for the shipping. Initially, the artists will be contacted and the website will be maintained by our President, Ms. Victoria Callanan. Ms. Callanan intends to hire additional assistants and representatives as our client base expands.

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

On our website, all of the craft items will be broken down into different categories according to the craft medium. For example: pottery, glass, jewelry, home accessories, stationary, wood, leather, metal, outdoor items and other categories as well. The website will also have a shopping cart allowing customers to purchase more than one item at a time. All items will have descriptions and high resolution photos and certain designated items will have a short video. In addition, we also plan to have a section featuring different artist’s profile and their specialty items. Also, there will be a secure log-on section where artisans can access detailed information related to their craft.

Competition

Our business will put us in direct competition with craft fairs, existing craft websites, individual artisans who have websites and mega websites.  There are many craft fairs in the southeast including but not limited to National Gospel & Harvest Celebration, North Carolina Seafood Festival, Red River Revel Arts Festival, The Cotton Pickin’ Fair, and Gasparilla. These fairs offer a variety of exhibitors depending on the individual fairs. Some of the existing craft websites are craftsfaironline.com, thecountrygallery.net, craftsolutions.com and indianchild.com. All of these websites provide a variety of services. In addition to the existing craft websites there are individual artisans that will have their own websites.

ITEM 2.        DESCRIPTION OF PROPERTY

Our business office is located at Moonshine Creations, Inc., 160 Henry Martin Trail, Statesville, NC 28625.

ITEM 3.        LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is presently no public market for our shares of common stock. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide any assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of December 23, 2008, we had 40 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.        SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Due to our inability to obtain adequate financing in our inability to sucessfully implement our business plan, we feel that it is necessary for us to cease operations and actively pursue a potential reverse merger candidate.

Results of Operation

We did not have any operating income from inception through October 31, 2008. For the year ended October 31, 2008, the company recognized a net loss of $65,979 and for the period from inception through October 31, 2008, the company recognized net loss of $73,619. Expenses for the year ended  October 31, 2008 were comprised of $53,579 in administrative costs, $10,000 in salary, and $2,400 in rent.

Liquidity and Capital Resources

As of October 31, 2008, we had $106 in cash.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS

PAGE	F-3	STATEMENTS OF OPERATIONS

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PAGE	F-5	STATEMENTS OF CASH FLOWS

PAGES	F-6 - F-9	NOTES TO FINANCIAL STATEMENTS.

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Moonshine Creations, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Moonshine Creations, Inc. (A Development Stage Company) as of October 31, 2008 and 2007 and the related statements of operations, changes in stockholders' equity/deficiency and cash flows for the year then ended October 31, 2008 and the period from April 10, 2007 (inception) to October 31, 2007 and the period from April 10, 2007 (inception) to October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Moonshine Creations, Inc. (A Development Stage Company) as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the year then ended October 31, 2008 and the period from April 10, 2007 (inception) to October 31, 2007 and the period from April 10, 2007 (inception) to October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no revenue, used cash in operations of $56,439 for the year ended October 31, 2008, a working capital deficiency of $1,029 as of October 31, 2008, and a net loss since inception of $73,619. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Webb & Company, P.A.

WEBB & COMPANY , P.A.
Certified Public Accountants

Boynton Beach, Florida
December 17, 2008

1501 Corporate Drive, Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

Moonshine Creations, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	October 31, 2008	October 31, 2007

Current Assets
Cash	$106	$39,500
Prepaid expense	3,260	-

Total Assets	$3,366	$39,500

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$400	$-
Note payable- related party	3,995	1,000
Total Liabilities	4,395	1,000

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.00001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
5,635,500 and 5,395,000 shares issued and outstanding, respectively	56	54
Additional paid-in capital	72,584	46,136
Subscriptions Receivable	(50)	(50)
Deficit accumulated during development stage	(73,619)	(7,640)
Total Stockholders' Equity/(Deficiency)	(1,029)	38,500

Total Liabilities and Stockholders' Equity/(Deficiency)	$3,366	$39,500

See accompanying notes to financial statements.

Moonshine Creations, Inc.
(A Development Stage Company)
Statements of Operations

	For the Year	For the period from April 10, 2007	For the period from April 10, 2007
	Ended October 31, 2008	(inception) to October 31, 2007	(inception) to October 31, 2008
Operating Expenses
General and administrative	$53,579	$1,000	$54,579
Salary expense	10,000	5,533	15,533
Rent	2,400	1,107	3,507
Total Operating Expenses	65,979	7,640	73,619

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(65,979)	(7,640)	(73,619)

Provision for Income Taxes	-	-	-

NET LOSS	$(65,979)	$(7,640)	$(73,619)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	5,604,267	2,530,025

See accompanying notes to financial statements.

Moonshine Creations, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity(Deficiency)
For the period from April 10, 2007 (Inception) to October 31, 2008

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during		Total Stockholder's
					paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance April 10, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)			5,000,000	50			(50)	-

Common stock issued for cash ($0.10/ per share)			395,000	4	39,496			39,500

In kind contribution of services					5,533			5,533

In kind contribution of office space					1,107			1,107

Net loss for the period April 10, 2007 (inception) to October 31, 2007						(7,640)		(7,640)

Balance, October 31, 2007	-	-	5,395,000	54	46,136	(7,640)	(50)	38,500

Common stock issued for cash ($0.10/ per share), net of offering costs of $10,000			240,500	2	14,048			14,050

In kind contribution of services					10,000			10,000

In kind contribution of office space					2,400			2,400

Net loss for the year ended October 31, 2008	-	-	-	-	-	(65,979)	-	(65,979)

Balance, October 31, 2008	-	$-	5,635,500	$56	$72,584	$(73,619)	$(50)	$(1,029)

See accompanying notes to financial statements.

Moonshine Creations, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year	For the Period from April 10, 2007	For the Period from April 10, 2007
	Ended October 31, 2008	(Inception) to October 31, 2007	(Inception) to October 31, 2008
Cash Flows Used in Operating Activities:
Net Loss	$(65,979)	$(7,640)	$(73,619)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of office expenses	2,400	1,107	3,507
In-kind contribution of services	10,000	5,533	15,533
Changes in operating assets and liabilities:
Increase (Decrease) in prepaid expense	(3,260)		(3,260)
Increase (Decrease) in accounts payable	400		400
Net Cash Used In Operating Activities	(56,439)	(1,000)	(57,439)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	14,050	39,500	53,550
Proceeds from note payable- related party	2,995	1,000	3,995
Net Cash Provided by Financing Activities	17,045	40,500	57,545

Net Increase/(Decrease) in Cash	(39,394)	39,500	106

Cash at Beginning of Year/Period	39,500	-	-

Cash at End of Year/Period	$106	$39,500	$106

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 and 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Moonshine Creations, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on April 10, 2007. The Company was organized to create an online craft store focusing on one of a kind and unique craft items made in the southeastern United States. Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 and 2007

(D) Income Taxes

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

As of October 31, 2008, the Company has a net operating loss carryforward of $54,579 available to offset future taxable income through 2028. The valuation allowance at October 31, 2008 was $21,042. The net change in valuation allowance for the period ended October 31, 2008 was an increase of $20,702.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2008 and 2007, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

Revenue from support services is recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectability is reasonably assured. Revenue from telephone support service contracts is recognized as the services are provided, determined on an hourly basis.

(H) Reclassification

Certain 2007 balances have been reclassified to conform with 2008 presentation.

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
AS OF OCTOBER 31, 2008 and 2007

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

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no revenue, used cash in operations for the year ended October 31, 2008 of $56,439, a working capital deficiency of $1,029 as of October 31, 2008, and a net loss since inception of $73,619. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  In the event the Company cannot continue as a going concern, it may seek a potential take-over target and may enter into a reverse merger transaction.

NOTE 3 NOTE PAYABLE- RELATED PARTY

During 2007, a related party of the Company paid $1,000 of operating expenses on behalf of the Company.

During 2008, a related party of the Company paid an additional $2,995 of operating expenses on behalf of the Company. On October 31, 2008, the Company converted the total amount of $3,995 owed into a note payable The $3,995 includes the $1,000 from the prior year and the additional amount of $2,995 from the current year. Under the terms of the promissory note, the loan is non interest bearing and payable on demand. Upon demand, the Company has ten days to pay the amount before interest starts to accrue at a rate of 10% per annum. As of October 31, 2008, the note payable is $3,995 and is not default (See Note 5).

MOONSHINE CREATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 and 2007

NOTE 4 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On July 25, 2007, the Company issued 5,000,000 shares of common stock to its founder for cash of $50 ($0.00001 per share) (See Note 5).

During the period from April 10, 2007 (Inception) to October 31, 2008 the Company issued 635,500 shares of common stock for cash of $63,550 ($.10 per share) and paid offering costs of $10,000.

(B) In-kind Contribution of Services

During the period from April 10, 2007 (Inception) to October 31, 2008 the Company’s president contributed services and office space with a fair value of $15,533 and $3,507 respectively (See Note 5).

NOTE 5  RELATED PARTY TRANSACTIONS

The president of the Company received 5,000,000 shares of common stock for cash of $50 ($0.00001 per share) (See Note 4). The president has subsequently reimbursed $50 to the company (See Note 6).

During 2007, a related party of the Company paid $1,000 of operating expenses on behalf of the Company. During 2008, this amount was converted into a related party note payable (See Note 3)

During 2008, a related party of the Company loaned the Company $2,995 to pay for operating expenses on behalf of the Company. During 2008, this amount was converted into a related party note payable (See Note 3)

During the period from April 10, 2007 (Inception) to October 31, 2008 the Company’s president contributed services and office space with a fair value of $15,533 and $3,507 respectively (See Note 4).

NOTE 6 SUBSEQUENT EVENTS

On December 10, 2008, the Company received $50 from the collection of a subscription receivable (See Note 5).

In November 2008, a related party of the Company loaned the Company $400 to pay for operating expenses on behalf of the Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company. P.A, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held
Victoria Callanan	30	Chairman, Chief Executive Officer, Principal Accounting Officer

Victoria Callanan, 30, President.  Ms. Callanan is our founder and has served as President, Chief Executive Officer and Chairman of our Board of Directors since inception in April 2007. Since 1997 Ms. Callanan has been involved in management and the day to day operations of a small business that she co-founded. Her responsibilities include management of 10 employees, meeting customers, payroll, bookkeeping, scheduling, website creation and various other duties in a small business. In the spring of 2006 Ms. Callanan opened a gift shop featuring items from North Carolina. In this company she is responsible for marketing, locating artisans, inventory, bookkeeping, paying vender’s commissions, paying sales tax and various other tasks. Her degree is from NCSU where she studied Textile Technology, receiving a bachelors of science in textile technology with a concentration in textile design and also completing a certificate in Fashion Design from California State University in Los Angeles.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended October 31, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended October 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Victoria Callanan Chairman, Chief Executive Officer and Chief Financial Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Victoria Callanan 160 Henry Martin Trail Statesville, NC 28625	5,000,000	88.72%

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended October 31, 2008 and 2007, we were billed approximately $10,434 and $0 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended October 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended October 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended October 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

14	Code of Ethics

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MOONSHINE CREATIONS, INC.

By:	/s/Victoria Callanan
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer

Dated:	December 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Victoria Callanan	Chairman of the Board of Directors, Chief Executive Officer,	December 29, 2008
Victoria Callanan	Chief Financial Officer, Controller, Principal Accounting Officer