Form 10-Q
period 2009-01-31
BioNeutral Group, Inc
filed 2009-03-23
CIK 1427030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      to

Commission file number 333-153920

BIONEUTRAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0745273
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

211 Warren Newark, New Jersey	07103
(Address of principal executive offices)	(Zip Code)

(973) 286-2899
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer                                        ☐                                           Accelerated filer                     ☐

Non-accelerated filer                                           ☐                                           Smaller reporting Company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

62,441,915 common shares outstanding as of March 23, 2009.

BIONEUTRAL GROUP, INC.

TABLE OF CONTENTS

Page
Part I — Financial Information	1
Item 1 — Financial Statements	2
Balance Sheets as of January 31, 2009 (Unaudited) and October 31, 2008	3
Unaudited Statements of Operations for the Three Months Ended January 31, 2009 and January 31, 2008	4
Unaudited Statements of Cash Flows for the Three Months Ended January 31, 2009 and January 31, 2008.	5
Notes to Financial Statements	3
Item 2 — Management’s Discussion and Analysis or Plan of Operation	11
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T — Controls and Procedures	13
Part II — Other Information
Item 1 — Legal Proceedings	14
Item 1A — Risk Factors	14
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3 — Defaults Upon Senior Securities	14
Item 4 — Submission of Matters to a Vote of Security Holders	14
Item 5 — Other Information	15
Item 6 —Exhibits	15
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of Officers Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Index to Financial Statements

BALANCE SHEETS	2

STATEMENTS OF OPERATIONS (Unaudited)	3

STATEMENTS OF CASH FLOWS (Unaudited)	4

NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008 (Unaudited)	5

BIONEUTRAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	January 31, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$156	$106
Prepaid Expenses	3,260	3,260
Total Current Assets	3,416	3,366
TOTAL ASSETS	$3,416	$3,366

LIABILITIES & SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$11,000	$400
Related Party Payable (Note 4 )	4,395	3,995
Total Current Liabilities	15,395	4,395

TOTAL LIABILITIES	15,395	4,395

Commitments & Contingencies (Note 8)

Shareholders’ Deficit (Note 6)
Preferred Stock, Series A, $.00001 par value; 10,000,000 shares authorized, none issued and outstanding at January 31, 2009 and October 31, 2008, respectively	-	-
Common Stock, $.00001 par value; 200,000,000 shares authorized, 169,065,000 shares issued and outstanding at January 31, 2009 and October 31, 2008, respectively	1,690	1,690
Stock Subscription Receivable	-	(50)
Additional Paid-in Capital	74,050	70,950
Accumulated Deficit	(87,719)	(73,619)
Total Shareholders' Deficit	(11,979)	(1,029)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,416	$3,366

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31		Cumulative Period From April 10, 2007 (Inception of the Development Stage) Through January 31,
	2009	2008	2009

Revenues	$–	$–	$-

Costs of Sales	–	–	-

Gross Profit	–	–	-

Operating Expenses
General and Administrative	11,000	31	65,579
Salaries	2,500	2500	18,033
Rent	600	600	4,107
Total Operating Expenses	14,100	3,131	87,719

Loss From Operations	(14,100)	(3,131)	(87,719)

Net Loss Before Income Taxes	(14,100)	(3,131)	(87,719)
Provision for Income Taxes	–	–	–
Net Loss	$(14,100)	$(3,131)	$(87,719)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)
Number of Common Shares Used to Compute Basic and Diluted Weighted Average	169,065,000	169,065,000

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended January 31,		Cumulative Period From April 10, 2007 (Inception of the Development Stage) Through January 31,
	2009	2008	2009
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(14,100)	$(3,131)	$(87,719)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
In Kind Contribution of Office Space	600	600	4,107
In Kind Contribution of Services	2,500	2,500	18,033
Changes in Operating Assets and Liabilities
Increase in Prepaid Expenses	-	-	(3,260)
Increase in Accounts Payable and Accrued Expenses	10,600	10,000	11,000
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(400)	9,969	(57,839)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds From Issuance of Stock	50	14,050	53,600
Proceeds From Related Party	400	-	4,395
NET CASH PROVIDED BY FINANCING ACTIVITIES	450	14,050	57,995

NET INCREASE IN CASH & CASH EQUIVALENTS	50	24,019	-
BEGINNING CASH & CASH EQUIVALENTS	106	39,500	156
ENDING CASH & CASH EQUIVALENTS	$156	$63,519	$156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$–	$-
Cash Paid for Income Taxes	$–	$–

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
FOOTNOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

NOTE 1 - NATURE OF BUSINESS

BioNeutral Group, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 10, 2007 as Moonshine Creations, Inc.  On January 30, 2009, the Company entered into a Share Exchange Agreement with BioNeutral Laboratories Corporation USA, a Delaware corporation, with BioNeutral Laboratories Corporation USA being the surviving entity.  The consolidation and recapitalization of BioNeutral Laboratories Corporation USA with the Company has not yet been completed.  As a result, these financial statements do not reflect the activity of BioNeutral Laboratories Corporation USA for the period from January 30, 2009 through January 31, 2009.  The Company expects to file a “transition report” by April 30, 2009 to disclose the consolidation of the Company and BioNeutral Laboratories Corporation USA and the results of operations on a consolidated basis through October 31, 2008.

The Company is a specialty chemical company attempting to commercialize a novel combinational chemistry-based technology which can neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores. The Company’s technology and original inventions originated in New Zealand during 2002. During 2003, the New Zealand business, BioNeutral Laboratories Limited (“BLL”) determined it would license its technology to the Company, which was an independently-owned and operated business in the United States of America. During 2004, BLL determined it would be unable to successfully complete its own business plan. BLL began discussions with the Company which led to the sale of a portion of BLL’s intellectual property portfolio to the Company. On January 29, 2009, the Company and BLL completed a transaction such that the Company held all rights to the technology, know-how and trade secrets originally held by BLL. The Company's fiscal year end is October 31.

The Company’s proprietary platform technology has been proven effective in surface, water and airborne applications. The products include BioNeutralizers and ChemoNeutralizers. BioNeutralizers, based on our proprietary Ygiene™ platform formulation, disinfect, decontaminate and sterilize. BLL believes it has the broadest-based, fastest acting, most effective and safest anti microbial known. This class of products has important applications for consumers, healthcare and the military. ChemoNeutralizers, based on the Ogiene™ formula, irreversibly bind chemical contaminants and toxin molecules and render them harmless. Product applications include industrial pollution, environmental contaminants, and protection against chemical weapons of mass destruction.

Prior to the closing of the Share Exchange Agreement on January 30, 2009, Moonshine Creations, Inc. was organized to create an online craft store focusing on one of a kind and unique craft items made in the southeastern United States.

Control By Principal Stockholders

The directors and executive officers own beneficially and in the aggregate, a significant portion of the voting power of the outstanding shares of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, could have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

NOTE 2 – BASIS OF PRESENTATION

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

On January 30, 2009, we closed a Share Exchange Agreement with Bioneutral Laboratories Corporation USA.  The consolidation and recapitalization for the period ended January 31, 2009 between the Company and BioNeutral Laboratories Corporation USA has not been completed as of the date of this filing.  Therefore, the financial statements included in this Form 10-Q only relate to Moonshine Creations, Inc without regard to the closing of the Share Exchange.  Please refer to the Form 8-K filed with the SEC on February 5, 2009, which included audited consolidated financial statements of Bioneutral Laboratories Corporation USA as of December 31, 2007 and 2006 and unaudited consolidated financial statements for the nine months ended September 30, 2008 and 2007.  In addition, by April 30, 2009, we will be filing a transition report that includes audited consolidated financial statements of Bioneutral Laboratories Corporation USA as of October 31, 2008.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2009. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Form 10-K, as amended, for the year ended October 31, 2008, filed with the Securities and Exchange Commission on January 7, 2009. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

BioNeutral Group, Inc. is a development stage company as described by Statements of the Financial Accounting Standards Board No. 7 (“SFAS 7.”) SFAS states that a business is considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

1. Planned principal operations have not commenced.

2. Planned operations have commenced, but there has been no significant revenue therefrom.

The Company’s management believes the Company is a development stage entity as it is in the process of attempting to develop a new business, and is also exploring various forms of financing. The Company has considered SFAS 7, paragraph 11, footnote 7, and has determined that the Company qualifies as a development stage company, and as such, has determined April 10, 2007, the inception date, to be the inception date of the development stage.

Upon the closing of the Share Exchange Agreement on January 30, 2009, the Company anticipates it will not be considered a development stage company and the Company’s financial statements will no longer be presented in accordance with SFAS 7.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $(87,719) as of January 31, 2009 and negative cash flows from operations during the period from November 1, 2008 through January 31, 2009 of $(400). The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

NOTE 4 – RELATED PARTY PAYABLE

The table below details transactions related to the related party payable to a member of the Company's Board of Directors during the period from October 31, 2008 through January 31, 2009:

2009
Beginning Balance Payable	$3,995
Advances From Director	400
Repayments to Director	-
Ending Balance Payable	$4,395

All advances from the Director are non-interest bearing and are expected to be repaid within a short timeframe.

NOTE 5 – INCOME TAXES

The FASB has issued Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company's net deferred tax asset as of January 31, 2009 and October 31, 2008 consisted of the following:

	January 31, 2009	October 31, 2008
Net operating loss carry forward	$5,800	$27,000
Valuation allowance	(5,800)	(27,000)
Net deferred tax asset	$-	$-

The net operating losses generated in the periods ended January 31, 2009 and October 31, 2008 will expire in 2028.

The components of current income tax expense for the three months ended January 31, 2009 and January 31, 2008, consisted of the following:

	January 31, 2009	January 31, 2008
Current federal tax expense	$—	$—
Current state tax expense	—	—
Change in NOL benefits	5,800	1,300
Change in valuation allowance	(5,800)	(1,300)
Income tax expense	$—	$—

               The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	January 31, 2009	January 31, 2008
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

NOTE 6 – SHAREHOLDERS' EQUITY

BioNeutral Group, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 10, 2007. The Company's articles of incorporation provides for authorized capital stock of 200,000,000 common shares, $0.0001 par value, and 10,000,000 preferred shares, $0.0001 par value. There are no outstanding stock options, stock awards or warrants to purchase common stock as of January 31, 2009.  The Company does not have a stock option plan, stock award plan, registration rights agreement or any form of shareholders' agreements in place as of January 31, 2009.

NOTE 7 – LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate gain/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

There were no common stock equivalents which would have had a dilutive effect on the Company's common stock as of January 31, 2009 and January 31, 2008, respectively.

NOTE 8 – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 9 – SUBSEQUENT EVENTS

As more fully described below, on January 30, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) by and among Moonshine Creations, Inc., a Nevada corporation, the shareholders of Moonshine, BioNeutral Laboratories Corporation USA, a Delaware company (“BioNeutral”) and the shareholders of BioNeutral (the “BioNeutral Shareholders”). The closing of the transaction (the “Closing”) took place on January 30, 2009 (the “Closing Date”).

As a condition to closing the Share Exchange Agreement, on December 22, 2008, pursuant to the majority consent of our board of directors and shareholders, we approved an amendment to our Articles of Incorporation changing our name to BioNeutral Group, Inc. Additionally, on December 22, 2008, our Board of Directors approved a 30-for-1 forward split of our common stock which was declared effective on January 20, 2009.

As a further condition to close, on the Closing Date, our corporate officers and directors who resigned also cancelled 150,000,000 shares of our common stock. We then issued 42,659,500 shares of our common stock to the BioNeutral Shareholders, in exchange for a majority of the shares of the issued and outstanding common stock of BioNeutral. We are still contacting all the shareholders of Bioneutral and anticipate that they will exchange their shares of Bioneutral common stock for shares of our stock. We expect Bioneutral to become a 100% wholly-owned subsidiary as soon as we are successful in locating all the shareholders of Bioneutral. In addition, Bioneutral Laboratories Corporation USA had designated a series of preferred shares and issued 799,991 shares of Convertible Series A Preferred Stock. Pursuant to the Share Exchange Agreement, we have agreed to adopt the same designation of preferred stock and the preferred shareholders will exchange their preferred shares of Bioneutral Laboratories Corporation USA with our shares of preferred shares, but as of the date of filing, the exchange of preferred shares has not occurred.

               This transaction is more fully discussed in Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations. In connection with the Share Exchange, on January 30 , 2009, at a Special Meeting of Stockholders, our stockholders approved the 2009 Stock Incentive Plan which had been previously approved by the Compensation Committee of the Board of Directors, subject to stockholder approval. The Bioneutral 2009 Stock Incentive Plan allocates 5,000,000 shares to be issued to officers, employees or consultants to the Company at the discretion of the Board of Directors.

In December, 2008 and January, 2009, the Company issued six debentures to various unaffiliated individuals and entities for $600,000 in gross proceeds.  The debentures carried interest at 10% per annum and were due in full in 90 days from the issuance date.  The debentures had a mandatory conversion mechanism such that when the Company completed a merger, or share exchange transaction between the Company and a publicly-traded company listed on the OTCBB, and completed a private placement offering of an aggregate of $500,000 or more, then the debentures would automatically convert at the per share price as agreed to in the private placement offering.  On January 30, 2009, $600,000 in debentures were cancelled upon the issuance of 600,000 shares of the Company’s common stock.

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

The Company hired James Crane as its Chief Financial Officer.  Mr. Crane’s contract was finalized on March 13, 2009 and is for a term of one year. Mr. Crane or an entity controlled by Mr. Crane will receive compensation of $60,000 for the term of the contract.  He also received a fully vested stock award of 75,000 shares of the Company’s common stock and a further stock award of 75,000 shares of the Company’s common stock which will be subject to a vesting schedule of one year.  On March 13, 2009, Mr. Crane agreed to accept 10,000 shares of the Company’s common stock in lieu of cash compensation for the months of March and April 2009.

On March 17, 2009, we entered into a consulting agreement with Dorothy Canter, Ph.D.  She was appointed as BioNeutral Groups’ lead consultant on Department of Homeland Security and Department of Defense issues. She is the former EPA's Chief Scientist for Bioterrorism Issues. A copy of the Consulting Agreement with Dr. Dorothy Canter is attached to this Form 10-Q as Exhibit 10.2.

On March 20, 2009, we entered into a letter of intent with Orient Arts, Inc. to acquire certain assets.  The final terms and conditions of the transaction shall be set forth in a formal written agreement to be mutually agreed upon and executed by the Parties.  A copy of the letter of intent is attached to this Form 10-Q as Exhibit 10.1. Orient Arts, Inc. is a shareholder of Bioneutral Group, Inc. owning approximately 5% of our issued and outstanding common stock. In connection with the Share Exchange Agreement, the Company anticipates filing a certificate of designation with the State of Nevada to designate terms and preferences associated with a series of Convertible Series A Preferred Stock and anticipates issuing 799,991 shares of the Convertible Series A Preferred Stock, once the filing with the State of Nevada is completed.  Pursuant to the Share Exchange Agreement, the Company has agreed to adopt the same designation of Convertible Series A Preferred Stock Bioneutral had outstanding prior to the closing of the Share Exchange Agreement.  The Company anticipates that the shareholders of the BioNeutral Convertible Series A Preferred Stock will exchange these shares for shares of the Company’s Convertible Series A Preferred Stock, once the Convertible Series A Preferred Stock are designated and authorized by the Board of Directors.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 did not have a significant effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.   The adoption of SFAS No. 157 did not have a significant effect on the Company’s financial statements.

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that are used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 will be effective for an entity’s financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a significant effect on the Company’s financial statements.

In November 2007, FASB issued EITF 07-1, “Accounting for Collaborative Arrangements" (“EITF 07-1”).”   EITF 07-1 requires additional disclosures related to collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of EITF 07-1 will have on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141(R), “Business Combinations,” to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its  financial statements from a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the Company’s financial position and results of operations.

In December 2007, the FASB also released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its  financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on our financial position and results of operations.

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the three months ended January 31, 2009 and January 31, 2008. The following discussion should be read in conjunction with our financial statements and notes included herewith.  On January 30, 2009, we closed a Share Exchange Agreement with Bioneutral Laboratories Corporation USA.  The consolidation and recapitalization for the period ended January 31, 2009 between the Company and BioNeutral Laboratories Corporation USA has not been completed as of the date of this filing.  Therefore, the financial statements included in this Form 10-Q only relate to Moonshine Creations, Inc without regard to the closing of the Share Exchange.  Please refer to the Form 8-K filed with the SEC on February 5, 2009, which included audited consolidated financial statements of Bioneutral Laboratories Corporation USA as of December 31, 2007 and 2006 and unaudited consolidated financial statements for the nine months ended September 30, 2008 and 2007.  In addition, by April 30, 2009, we will be filing a transition report that includes audited consolidated financial statements of Bioneutral Laboratories Corporation USA as of October 31, 2008.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K, as amended, for the year ended October 31, 2008, as filed with the Securities and Exchange Commission on January 7, 2009. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Company Overview

On January 30, 2009, we entered into a Share Exchange Agremeent with Bioneutral Laboratories Corporation USA whereby they became our majority controlled subsidiary.  We currently own approximately 75% of Bioneutral and expect to eventually acquire 100% of the outstanding shares of BioNeutral.  However, we are still working with the remaining shareholders to acquire their shares.  In connection with the Share Exchange, we changed our name to Bioneutral Group, Inc. and re-focused our business plan to further Bioneutral’s business interests.

Pursuant to the Share Exchange Agreement our sole corporate officer and director, Victoria Callanan, resigned from her positions and agreed to cancel her 150,000,000 shares of our common stock of the 169,065,000 shares outstanding. Further, as consideration for the exchange of the shares of BioNeutral Laboratories Corporation USA, we issued a total of 42,649,500 shares to the shareholders of Bioneutral Laboratories Corporation USA. In addition, Bioneutral Laboratories Corporation USA had designated a series of preferred shares and issued 799,991 shares of preferred stock. Pursuant to the Share Exchange Agreement, we have agreed to adopt the same designation of preferred stock and we anticipate the preferred shareholders will exchange their preferred shares of Bioneutral Laboratories Corporation USA with our shares of preferred shares but as of the date of filing, the exchange of preferred shares has not occurred. Accordingly, immediately following the Closing Date, there were 62,364,500 shares of common stock outstanding.

As a result of the closing of the share exchange, BioNeutral became a majority owned subsidiary. Our shareholders and directors approved the Share Exchange Agreement and the transactions contemplated under the Share Exchange Agreement.

BioNeutral is a specialty chemical company, organized in 2003 to commercialize a novel combinational chemistry-based technology which can neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.

The formulations, including Ygiene™ and Ogiene™, are green and include natural and common ingredients which are found in baby products and in the foods we eat. We combine these widely used compounds in unique ways to create enhanced results. Our proprietary platform technology been proven effective in surface, water and airborne applications. Our products include BioNeutralizers and ChemoNeutralizers.

Plan of Business

Bioneutral began operations in 2003 as a privately held company. Activities in recent years included securing debt and equity-based financing, development, design and marketing of our cleaning products: (i) the all-purpose cleaner; (ii) Ogiene – the toxic gas and odor eliminator; and (iii) Ygiene – an antimicrobial. The Company generated revenues of $2,041,000 in 2004 but has yet to generate consistent revenue growth or cash flows from operations.

Our multi-purpose cleaner does not contain any phosphates, abrasives, alkyl phenol ethoxylates, chlorine or caustic properties. It removes spots and stains (including, fruits and vegetables, permanent marker, ball point pen ink, animal fats, dirt and grime, etc.) from surfaces such as countertops, tables, floors, clothing and vinyl siding. Our Ogiene product is a chemical neutralizer that eliminates toxic gases and odors. It is water based and ph buffered to efficiently and effectively eliminate toxic gases. It is effective in eliminating industrial, institutional, household and animal odors. It is highly effective against hydrogen sulfide, ammonia, sulfur dioide and formaldehyde. In addition, Ogiene can reduce the odor from smoke, pet odors, cooking odors and bathroom odors. Our third product, Ygiene, is a bioneutralizer that fights against microbials. It is noncorrosive to ferrous metals and is easily customizable to specific applications. Ygiene can protect against bacteria such as E.coli, salmonella and anthrax by killing these microorganisms quicker than conventional antimicrobials. The Ygiene family of products can be used as sanitzers, disinfectants, cold sterilants, consumer grades, hospital grades, industrial grades and military grades.

During 2009, we intend to begin to produce and offer for resale our multi-purpose cleaners. Additionally, we expect to enter into contracts with certain governmental agencies to utilize our Ogiene product to eliminate odors and toxic gases in contaminated homes that were affected by Hurricane Katrina. We also intend to continue to develop and obtain regulatory approval on our Ygiene products.

We anticipate the sale and distribution of our initial product offering of our multi-purpose cleaner will begin during the fiscal year of 2009.

We intend to deliver brand building messages through several marketing and advertising vehicles, including television, radio, national print, online marketing and search engine optimization, and retail store promotions.

Results of Operations

On January 30, 2009, we closed a Share Exchange Agreement with Bioneutral Laboratories Corporation USA.  The consolidation and recapitalization for the period ended January 31, 2009 between the Company and BioNeutral Laboratories Corporation USA has not been completed as of the date of this filing.  Therefore, the financial statements included in this Form 10-Q only relate to Moonshine Creations, Inc without regard to the closing of the Share Exchange.  Please refer to the Form 8-K filed with the SEC on February 5, 2009, which included audited consolidated financial statements of Bioneutral Laboratories Corporation USA as of December 31, 2007 and 2006 and unaudited consolidated financial statements for the nine months ended September 30, 2008 and 2007.  In addition, by April 30, 2009, we will be filing a transition report that includes audited consolidated financial statements of Bioneutral Laboratories Corporation USA as of October 31, 2008.

	Three Months Ended January 31		Cumulative Period From April 10, 2007 (Inception of the Development Stage) Through January 31,
	2009	2008	2009

Revenues	$–	$–	$-

Costs of Sales	–	–	-

Gross Profit	–	–	-

Total Operating Expenses	14,100	3,131	87,719

Loss From Operations	(14,100)	(3,131)	(87,719)

Net Loss	$(14,100)	$(3,131)	$(87,719)

SALES AND COSTS OF GOODS SOLD

Sales and costs of good sold for the three months ended January 31, 2009 were $0 as compared to $0 for the three months ended January 31, 2008. The Company was organized on April 10, 2007 and has yet to generate revenues.  On January 30, 2009, we ceased operating our business and closed a share exchange transaction with Bioneutral Laboratories Corporation USA whereby they became our majority owned subsidiary.  Bioneutral does not generate revenue.  A consolidated financial transition report will be filed within 90 days of closing of the Share Exchange.

OPERATING EXPENSES

Operating expenses for the three months ended January 31, 2009 amounted to $14,100 as compared to $3,131 for the three months ended January 31, 2008. The Company was organized on April 10, 2007 and thus had limited operations in 2007.  Operating expenses in 2009 consisted of $11,000 in professional fees incurred to complete the Company's audit and review of the Company’s Form 10-K for the year ended October 31, 2008.

NET LOSS

Net loss for the three months ended January 31, 2009 was $14,100 as compared to $3,131 for the three months ended January 31, 2008 due to the reasons set forth above.

BASIC AND DILUTED INCOME PER SHARE

Our basic and diluted net loss per share was $(0.00) and $(0.00) for the three months ended January 31, 2009 and January 31, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, our current assets were $3,416 and current liabilities were $15,395. Cash and cash equivalents totaled $156 as of January 31, 2009. Our Shareholders' deficit at January 31, 2009 was $87,719. We had a net (usage of) provide for cash for operating activities for the three months ended January 31, 2009 and 2008 of ($400) and $9,969, respectively. We had net cash provided by financing activities of $450 and $14,050 for the three months ended January 31, 2009 and 2008, respectively.

We are operating from a cash flow deficit funded by the issuance of debt and the sale of equity, including funding provided by the Company's Chief Executive Officer. Without the continued availability of external funding, we would have to materially curtail our operations and our current plans for expansion. We intend to continue funding our operations through the sale of additional equity and/or issuance of debt, though there can be no guarantee that we will be successful in our efforts.

FINANCING ACTIVITIES

The Company’s Director advanced $400 to the Company during the three months ended January 31, 2009 for working capital needs. Repayments of $0 were made through January 31, 2009.

MATERIAL TRENDS AND UNCERTAINTIES

We are a shell company. Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our business, which in turn will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended January 31, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.
Management's conclusion is based on, among other things, the audit adjustments recorded for fiscal years 2007 and 2006, and for the lack of segregation of duties and responsibilities within the Organization.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
2.	We will increase management oversight of accounting and reporting functions in the future.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our financial statements.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the Share Exchange Agreement, on January 30, 2009, we issued 42,649,500 shares of our common stock to the BioNeutral Shareholders in exchange for their shares of Bioneutral Laboratories Corporation USA.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On January 30, 2009 and as a condition to the Share Exchange, we approved the conversion of debentures in the aggregate amount of $600,000 into shares of Common Stock at a conversion rate of $1.00 per share.  The 600,000 shares were issued to six investors who each received 100,000 shares of common stock that are restricted and do not have registration rights.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

On March 13, 2009, we issued 77,415 to James Crane as compensation pursuant to the terms of his consulting agreement.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 30, 2009, our security holders approved the Share Exchange Agreement with Bioneutral Laboratories Corporation USA whereby they became our majority owned subsidiary.  Currently, we own approximately 75% of Bioneutral and expect to own 100% once we are successful in contacting all the shareholders of Bioneutral.

ITEM 5. OTHER INFORMATION.

On Friday, March 20, 2009, we entered into a letter of intent with Orient Arts, Inc. to acquire certain assets. The final terms and conditions of the transaction shall be set forth in a formal written agreement to be mutually agreed upon and executed by the Parties. A copy of the letter of intent is attached to this Form 10-Q as Exhibit 10.1. Orient Arts, Inc. is a shareholder of Bioneutral Group, Inc. owning approximately 5% of our issued and outstanding common stock.

On March 17, 2009, we entered into a consulting agreement with Dorothy Canter, Ph.D. She was appointed as BioNeutral Groups’ lead consultant on Department of Homeland Security and Department of Defense issues. She is the former EPA's Chief Scientist for Bioterrorism Issues. A copy of the Consulting Agreement with Dr. Dorothy Canter is attached to this Form 10-Q as Exhibit 10.2.

Biography of Dr. Dorothy Canter
Dr. Dorothy Canter is a senior professional biophysicist at the Johns Hopkins University Applied Physics Laboratory. During the past two years, she has been actively engaged in activities for the protection of critical infrastructure. In particular, she was a key organizer for the June 2005 Airport Preparedness Workshop and has worked on airport protection issues since then. She served on the organizing committee for the two environmental sampling conferences on biothreat agents and contributed a chapter to the book on the first conference. Dr. Canter has published widely in the peer-reviewed literature and given numerous lectures at national and international meetings on anthrax decontamination, residual risk and preparedness activities.

From November 2001 through June 2005, she served as the Chief Scientist for Bioterrorism Issues in the Office of Solid Waste and Emergency Response (OSWER) of the US Environmental Protection Agency (EPA). She participated in the overall cleanup process for the Capitol Hill Anthrax Site in 2001. Based upon the lessons learned from that cleanup, she contributed actively to the implementation of more stringent criteria for future cleanups and served as co-chair of the Technical Working Groups for the remediation of two facilities needing fumigations. Prior to serving as the Chief Scientist for Bioterrorism Issues, Dr. Canter served as OSWER’s Science Policy Advisor for 15 years. She was an expert on incineration risk assessment, toxicity of environmental chemicals and peer review of highly controversial scientific issues. Through her tenure with the EPA, Dr. Canter developed unique expertise in biothreat agent decontamination.

Dr. Canter has also served for ten years as Assistant to the Director of National Toxicology Program. She also worked for four years at the Consumer Product Safety Commission, evaluating the toxic effects of chemicals in consumer products. Dr. Canter received both a B.S. in mathematics and a Ph.D. in biophysics from The George Washington University.

As of March 13, 2009, the Company hired James Crane as its Chief Financial Officer. Mr. Crane’s contract is for a term of one year. Mr. Crane or an entity controlled by Mr. Crane will receive compensation of $60,000 for the term of the contract. He also received a fully vested stock award of 75,000 shares of the Company’s common stock and a further stock award of 75,000 shares of the Company’s common stock which will be subject to a vesting schedule of one year. On March 13, 2009, Mr. Crane agreed to accept 10,000 shares of the Company’s common stock in lieu of cash compensation for the months of March and April 2009. A copy of his Consulting Agreement is attached as Exhibit 10.3.

ITEM 6. EXHIBITS.

Exhibits.
No.	Description
10.1	Letter of Intent between Bioneutral Group, Inc. and Orient Art, Inc.
10.2	Consulting Agreement with Dr. Dorothy Canter
10.3	Consulting Agreement with Dr. James Crane
31.1	Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC. (Registrant)

Date: March 23, 2009	By:	/s/ Stephen Browand
Stephen Browand Chief Executive Officer

Date: March 23, 2009	By:	/s/ James T. Crane
James T. Crane Principal Accounting Officer