Form 10-KT
period 2008-10-31
BioNeutral Group, Inc
filed 2009-06-24
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for the fiscal year ended October 31, 2008 (due to the change in fiscal year)

Commission File No. 333-153920

BIONEUTRAL GROUP, INC.

 (Name of small business issuer in its charter)

Nevada	26-0745273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
211 Warren Newark New Jersey	07103
(Address of principal executive offices)	(Zip Code)

(973) 286-2899
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Revenues for ten months ended October 31, 2008: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

As of June 24, 2009, the registrant had 62,314,500 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS

Overview

Company Structure

We operate our business through our subsidiary, Bioneutral Laboratories Corporation USA (“Bioneutral Laboratories”). Bioneutral Laboratories is a specialty chemical company, organized in 2003 to commercialize a novel combinational chemistry-based technology which can neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.

On January 30, 2009, we entered into a Share Exchange Agreement with Bioneutral Laboratories, and the shareholders of BioNeutral Laboratories. Pursuant to the Share Exchange Agreement, we agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of its common stock. As of the Closing Date, we issued 42,649,500 shares to the shareholders of Bioneutral Laboratories. The remaining 2,350,500 shares were issued to the preferred shareholders of Bioneutral Laboratories within 30 days of the Closing Date pursuant to a mandatory conversion feature of the preferred shares. Additionally, at Closing, we issued 600,000 shares to six investors who purchased debentures in Bioneutral Laboratories and agreed to convert those debentures into shares of common stock per the terms of the Share Exchange Agreement. Additionally, we issued 50,000 shares of common stock to Anslow & Jaclin, LLP as partial compensation for legal services.

As a result of the closing of the Share Exchange Transaction, Bioneutral Laboratories became our subsidiary, and the shareholders of Bioneutral Laboratories acquired our majority ownership and control. We reviewed Statements of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”) Business Combinations and determined that Bioneutral Laboratories was the accounting acquirer and the entity which would be continuing operations.  As a result, the transaction between Bioneutral Laboratories and us was accounted for as a reverse acquisition in accordance with SFAS 141.

Business Overview

We are specialty chemical company in the State of Nevada to commercialize a novel combinational chemistry-based technology which can neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.

The formulations, including Ygiene™ and Ogiene™, are eco-friendly and include natural and common ingredients which are found in baby products and in every day foods. We are able to combine these widely-used compounds in unique ways to create products that enhance our cleaning results. Our proprietary platform technology has been proven effective in surface, water and airborne applications.  Our products include BioNeutralizers and ChemoNeutralizers.  A brief description of our products is below.

Products

We have two classes of formulations: (1) antimicrobials (Ygiene™); and (2) bioneutralizers (Ogiene™).  The antimicrobials kill a broad spectrum of harmful microbes, including virulent gram and bacteria (which cause staph infections), viruses, yeast, mold, fungi, spores and certain bioterrorism agents such as anthrax.  The bioneutralizers destroy a wide range of toxic and noxious agents, particulates and their associated odors.  Of particular importance is the neutralization of hydrogen sulfide, carbon dioxide, sulfur dioxide, formaldehyde and ammonia that are known contributors to foul odors and/or greenhouse gases.

Ygiene™, the trade name for our antimicrobial products, targets and binds to specific surface proteins, penetrates the microbe’s cellular structure and alters the contents of the cell.  Our studies have verified that the antimicrobial formulation possesses the effectiveness of chlorine bleach or caustic soda without the toxicity or danger of use.  The formulations have been proven to kill over 200 microbes, including Methicillin resistant Staphylococus Aureus (MRSA), multi-drug resistant Pseudomonas Aeruginosa, and E. Coli.  The antimicrobials have been shown to provide large Zones of Inhibition and tests have verified high potency across a wide spectrum of harmful microbes.  Although full toxicity studies are to be completed early next year, the company believes that the products are relatively safe to use due to the nature of the components in the formulations.  In addition, the Company's antimicrobial formulations are “green” in nature and in fact are all environmentally friendly.

As a surface disinfectant, Ygiene™’s efficacy exceeded leading commercial brand antimicrobials.  Its antimicrobial properties were more effective against Anthrax than chlorine dioxide and formaldehyde, and it has a proven ability to kill a variety of molds, including those associated with “sick building syndrome”.

Ygiene™ is peroxy based and can deliver more active ingredient than any currently available anti-microbial. It can kill health threatening spores on contact inclusive of Black Mold, Anthrax and C. diff.

There are three categories of Ygiene formulations that are intended to serve a broad range of markets:

•	Military/first responders/hospital sterilant/specialty industrial: “kill on contact” for anthrax and all micro-organisms.

•
Hospital/health care/mold/industrial applications: high level disinfection for hospitals and other health care facilities, eradication of mold and industrial cleaning in food preparation and other demanding environments. It will kill organisms in less than 1 minute and will perform to a very high standard.

•
Consumer products/light industrial/health care: it can be used in general areas of the hospital, nursing home, physician or dental office. It is very mild yet sporacidal, bactericidal and viracidal, and can be used as a superior skin sanitizer.

Ogiene™, the trade name for our bioneutralizers, eliminates odors of many chemicals, including hydrogen sulfide, formaldehyde and ammonia; and is effective against many greenhouse gases such as carbon dioxide and sulfur dioxide.  It can be used for odor control in a variety of uses and we plan to market this product for hotels, restaurants, industrial manufacturing, controlled animal feeding operations (CAFOs) and homes.  We believe that Ogiene™ will effectively neutralize gases that are poisonous and considered Weapons of Mass Destruction (WMDs).

Ogiene™ formulation interacts with the functional organic or inorganic groups of harmful gases removing them from the air. It can be used to remove industrial pollution, environmental contaminants, and protection against chemical weapons of mass destruction. Ogiene™ is rapidly acting and effective on a wide variety of gases. In addition, usually no or minimal clean up is required and Ogiene™ is non-toxic. Ogiene™ is effective in the gas phase – being applied as a fog, mist or spray – or in the liquid phase – being applied directly to liquid contaminates. The toxic gases and odors that Ogiene™ can eliminate include:

•	Formaldehyde

•	Ammonia and carbon dioxide

•	Sulfur dioxide/ nitrogen oxide (green house gases)

•	Cigar smoke

The following illustrates the effectiveness of Ogiene™ on some model gases:

Gas	Threshold Smell	Levels in Test	% Reduced in 10 seconds	% Reduced in 1 minute
H2S	2ppb	20-50ppm	50	95
NH3	17ppm	20-50ppm	25	80
SO2	3ppm	50-150ppm	99	100
CO2	na	2000ppm	10	25
Formaldehyde	0.8ppm	17-41ppm	80	99
Acetic Acid	0.4ppm	17-25ppm	20	60

The chart below demonstrates the rate of gas removal by Ogiene™:

The chart above demonstrates that the active ingredients of our product can rapidly treat a wide variety of gases. Our technology platform provides excellent delivery capabilities of active ingredients and is more than sufficiently robust to address the elimination of a broad range of gases. This is important since household, institutional and industrial odors and irritating gases can be the result of either a single odoriferous compound or the result of a multiplicity of odoriferous compounds or components. These odor causing components include various organic carboxylic acids, aldehydes, ketones, amines, mercaptans, sulfides, disulfides, esters, etc. In addition, various inorganic compounds such as ammonia, hydrogen sulfide, sulfur dioxide may add to the complexity of specific odors.

In general, the Ygiene™ and Ogiene™ formulations have the following interesting characteristics/capabilities:

•	Family of “green” formulations which are lethal to spores, bacteria’s and viruses at room temperature;

•	Formulation can be manipulated, depending upon the needs of the market, to address requirements that can vary:

o	the kill time from seconds to minutes;

o	the breadth of kill, and the class of organisms up to the most difficult to eradicate spores.

•	The ingredients, when combined, have lower toxicity and far greater efficacy;

•	The formulations are stable, non corrosive, non flammable and water soluble.

•	The formulations can be applied as a liquid, wet wipe, spray, mist/fog or foam/froth and can be applied to air, surface and water.

Our Customers

We will market and sell our products to consumers, commercial and military chemical firms.  We have already been in contact with several potential customers, including:

•
A leading international defense and technology company that provides products for the electronics, aerospace and shipbuilding industries to the government and commercial customers.  This company would primarily be interested in BioNeutral’s Ygiene™ for its antimicrobial properties (such as anthrax remediation) and Ogiene™ to neutralize toxic gases.

•	A leading manufacturer of cleaners, including laundry and floor care products, where Ygiene™ could be used in detergents as an antibacterial and anti-mold agent.

•	A leading cleaning and maintenance products company where Ygiene™ could be used as an antibacterial in cleaners and water care products.

•	A major cleaning and cleaning products international firm where YgieneTM would be used as a major product extension for our targeted markets.

Marketing

Our plan is to develop a small, highly capable, experienced business team to market, license, sell and distribute its products to major international companies in our target industries.  These major customers will have the financial ability, marketing and distribution skills to successfully sell BioNeutral products efficiently.  Current major markets include hotels, restaurants and hospitals.  We anticipate that our major markets will include the military, power generation, CAFOs, mold remediation, surgical equipment sterilization and wastewater treatment facilities.  Rapid and sustained revenue growth will require a combination of technical, marketing and specific application development.

We will provide for two marketing initiatives:  (1) BioNeutral will engage a contract manufacturer to produce finished products and then resell them to BioNeutral’s distributors/customers; and (2) BioNeutral will use a contract manufacturer to produce the component which will be sold to a customer who will manufacture the finished products for mass distribution using the customer’s brand name.  It is intended that all products will require the use of BioNeutral’s registered trademarks of Ogiene™ and Ygiene™.  For narrowly defined applications, the Company intends to offer exclusive marketing arrangements in which BioNeutral will receive an upfront license fee, and the licensee will be responsible for agreed-upon sales requirements.

We plan to adjust pricing based upon the demand for each product and the value added for products.  We will employ a public relations firm who will assist us in conveying the message about the unique properties of our products through specific industry trade journals.

As soon as the EPA certifies YgieneTM, the Company will commit most of its resources to application development, marketing and business development to accelerate commercialization as rapidly as possible.

Intellectual Properties

Intellectual property includes patent application for the formulations, the manufacturing process, and the trademarks of Ogiene™ and Ygiene™.

In March 2005, the Company filed a non-provisional patent application for the composition of matter of its formulations, the manufacturing process and a number of applications.  BioNeutral filed a “Continuation in Part” in May 2006 relating to additional formulation technology and another “Continuation in Part” in May 2007 protecting the recent commercial formulations. A new additional patent was filed in May 2008 for Ogiene™FE to protect the Formaldehyde applications.

The Company believes its patent claims are unique within its chemical composition space.  Prior lab and field tests have verified about 80 potential applications.  As the Company continues to utilize its technology platform and complement its product offerings, it plans to aggressively protect its technology and products by filing patent applications.

Regulatory Approvals

Ogiene™ products do not rely upon antibiotic or pesticide activity, and therefore are not covered under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  All of the ingredients in Ogiene™ have been approved by the EPA under the Toxic Substance Control Act (TSCA).

Ygiene™ is a pesticide under FIFRA and will require EPA registration for disinfectant claims and FDA registration for sterilant claims.  The EPA process typically takes eight to nine months and costs about $100,000.  The FDA sterilant process typically takes 13 to 18 months with an approximate cost of $400,000. The Company has completed raw material sourcing and manufacturing scale-up at the contract manufacturer.  The formulation has passed initial EPA screening tests for hard surface disinfectant and mold use and three batches have been produced for the EPA certification process.   Toxicity studies will be conducted after adequate financing is achieved with an expected completion by the August 2009.  After these independent efficacy and toxicity tests are completed, the first application for certification will be submitted to the EPA.  Approval is expected by April 2010.

DESCRIPTION OF PROPERTIES

We are located at New Jersey Institute of Technology, 211 Warren Street, Newark, NJ 07103.

DESCRIPTION OF LEGAL PROCEEDINGS

There is no pending litigation against us.

ITEM 1A.     RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We need to raise additional capital or take other measures in the next few months in order to continue our operations and the current credit and financial environment is very uncertain.

            Our cash flow projections presently indicate that our current assets and projected revenues will not be sufficient to fund operations over the coming twelve months. As such, we will need to raise additional financing or take other measures within the next few months in order to continue its operations. However, as a newly formed business, our ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated.  As such, there can be no assurance that management’s plans to raise additional financing will be successful or sufficient in order to sustain our operations over the coming twelve months.

Our business is subject to numerous risks as an early stage company.

Our operations are dependent upon us building a successful level of revenues to sustain our operations and with little history to draw on and limited experience in this business, our business faces numerous risks to potential success including but not limited to customer acceptance of our products, competition, having the human and financial resources to achieve our plans, etc. There is no assurance that our business will be successful.

We have limited operating history.

We have only recently commenced the marketing and sale of our bioneutralizers, odor controllers and antimicrobial applications. Prospective investors in our securities have limited operating history on which to base an evaluation of our future performance. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development, particularly companies in new or rapidly evolving markets. Although we believe that we have developed a model that will be successful, there can be no assurance that we will be able to achieve or sustain profitability, or generate sufficient cash flow to meet our capital and operating expense obligations. As a result, you could lose your entire investment.

We may be unable to manage our growth.

We are planning for rapid growth and intend to aggressively build our company. The growth in the size and geographic range of our business will place significant demands on management and our operating systems. Our ability to manage our growth effectively will depend on our ability to attract additional management personnel; to develop and improve our operating systems; to hire, train, and manage an employee base; and to maintain adequate service capacity. Additionally, the proposed rapid roll-out of our products and operations may require hiring additional management personnel to oversee procurement and materials management duties. We will also be required to rapidly expand our operating systems and processes in order to support the projected increase in product applications and demand. There can be no assurance that we will be able to effectively manage growth and build the infrastructure necessary to achieve its rapid roll-out plan.

Our success depends on our ability to retain our key personnel.

Our present and future performance will depend on the continued service of our senior management personnel, key sales personnel, and consultants. Our key employees include Stephen Browand, our Chairman and Chief Executive Officer and Dr. Andy Kielbania, our Chief Scientist. The loss of the services of any of these individuals could have an adverse effect on us. We currently do not have long term employment agreements with our officers. We do not maintain any key man life insurance on any of our key personnel.

We may not be successful in protecting our intellectual property and proprietary rights and we may be required to expend significant amounts of money and time in attempting to protect our intellectual property and proprietary rights and if we are unable to protect our intellectual property and proprietary rights our competitive position in the market could suffer.

We have applied for patents to protect our proprietary technologies relating to our unique cleaning and odor-removing products. In addition, we currently hold two registered trademarks pertaining to our intellectual property rights.  If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Patents may not be issued for our patent applications that we may file in the future or for our patent applications we have filed to date, third parties may challenge, invalidate or circumvent any patent issued to us, unauthorized parties could obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights, rights granted under patents issued to us, if any, may not afford us any competitive advantage, others may independently develop similar technology and protection of our intellectual property rights may be limited in certain foreign countries. We may be required to expend significant resources to monitor and police our intellectual property rights. Any future infringement or other claims or prosecutions related to our intellectual property could have a material adverse effect on our business. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. We may not be in a position to properly protect our position or stay ahead of competition in new research and the protecting of the resulting intellectual property.

Although we believe that our products do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur which could have a material adverse effect on our business.

In the event that products we sell are deemed to infringe upon the patents or other proprietary rights of third parties, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products and services. In such event, we cannot assure you that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, we cannot assure you that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have an adverse effect on our business.

We may not be able to timely fill orders for our products.

In order for us to successfully market our products, we must be able to timely fill orders for our product line. Our ability to timely meet our supply requirements will depend on numerous factors including our ability to successfully maintain an effective distribution network and to maintain adequate inventories and our ability of the Company’s sole supplier to adequately produce the Company’s products in volumes sufficient to meet demand. Failure of the Company to adequately supply its products to retailers or of the Company’s supplier to adequately produce products to meet demand could materially adversely impact the operations of the Company.

Unavailability of raw materials used to manufacture our products, increases in the price of the raw materials, or the necessity of finding alternative raw materials to use in our products could delay the introduction and market acceptance of our products.

Our failure to procure adequate supplies of raw materials could delay the commercial introduction or shipment and hinder market acceptance of our eco-friendly cleaning products.

We are dependent on third parties to transport our products, so their failure to transport our products could adversely affect our earnings, sales and geographic market.

We will use third parties for the vast majority of our shipping and transportation needs. If these parties fail to deliver our products in a timely fashion, including due to lack of available trucks or drivers, labor stoppages or if there is an increase in transportation costs, including due to increased fuel costs, it would have a material adverse effect on our earnings and could reduce our sales and geographic market.

Our company is subject to regulation by the Federal Trade Commission with respect to our environmental marketing claims.

We advertise our products as eco-friendly and “green” cleaning products and must conform with the Federal Trade Commission’s Guides for the use of Environmental Marketing Claims (the “Guides”). In the event Federal Trade Commission (“FTC”) determined that our products are not in compliance with the Guides and applicable State law regulations, the FTC may bring enforcement actions against on the basis that our marketing claims are false or misleading. Such action could have a material adverse affect on our business operations.

Risks Related to Our Corporate Governance and Common Stock

Our common stock is classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

            Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock are subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

The market for penny stock has experienced numerous frauds and abuses which could adversely impact subscribers of our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

We are controlled by existing stockholders.

Our officers, directors and principal stockholders and their affiliates own or control a majority of the our outstanding common stock. As a result, these stockholders, if acting together, would be able to effectively control matters requiring approval by our stockholders, including the election of our Board of Directors.

Our certificate of incorporation limits the liability of our directors.

Our certificate of incorporation limits the personal liability of the director of our company for monetary damages for breach of fiduciary duty as a director, subject to certain exceptions, to the fullest extent allowed by Nevada law. Accordingly, except in limited circumstances, our directors will not be liable to us or our stockholders for breach of their duties.

Provisions of our certificate of incorporation, bylaws and Nevada corporate law have anti-takeover effects.

Some provisions in our certificate of incorporation and bylaws could delay or prevent a change in control of our company, even if that change might be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of stockholders and regulating the ability of our stockholders to nominate directors for election at annual meetings of our stockholders. In addition, our board of directors has the authority, without further approval of our stockholders, to issue common stock having such rights, preferences and privileges as the board of directors may determine. Any such issuance of common stock could, under some circumstances, have the effect of delaying or preventing a change in control of our Company and might adversely affect the rights of holders of common stock.

In addition, we are subject to Nevada statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of the Company. Anti-takeover provisions in our certificate of incorporation and bylaws, anti-takeover provisions that could be included in the common stock when issued and the Nevada statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed as beneficial by our stockholders.

Upon consummation of the Share Exchange Agreement, we became subject to the liabilities of BioNeutral, both known and unknown.

Upon consummation of the Share Exchange Agreement, we became subject to all liabilities, claims and obligations of BioNeutral, both known and unknown. It is possible that BioNeutral is subject to certain liabilities, claims and obligations unknown to us. If we are subject to any such liabilities or obligations, our business, financial condition and results of operations could be materially and adversely affected.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

We became a public company and subject to the applicable reporting requirements under the securities laws upon consummation of the Share Exchange Agreement. Our management team has had very limited public company management experience or responsibilities. This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our internal financial reporting procedures are still being developed and we will need to allocate significant resources to meet applicable internal financial reporting standards.

As a public company we will be required to adopt disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We are taking steps to develop and adopt appropriate disclosure controls and procedures.

These efforts require significant time and resources. If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our consolidated financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare consolidated financial statements in accordance with generally accepted accounting principles and to comply with our SEC reporting obligations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We became subject to Section 404 of the Sarbanes-Oxley Act of 2002 upon consummation of the Share Exchange Agreement. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. Commencing with our fiscal year ending October 31, 2009, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, Public Company Accounting Oversight Board (“ PCAOB ”) Auditing Standard No. 5 (“ AS 5 ”) which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404 and AS5. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain effective internal controls could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

There are additional requirements and costs associated with becoming a public company which may prove to be burdensome, especially for a smaller public company.

As a result of the Share Exchange Agreement, we became subject to the information and reporting requirements of the U.S. Securities laws, including the Sarbanes-Oxley Act. The U.S. Securities laws require, among other things, review, audit and public reporting of our financial results, business activities, adequacy of controls and other matters. We cannot assure you that we will be able to comply with all of these requirements. Our cost of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if the Company had remained privately-held and the Share Exchange Agreement had not been consummated. Increased costs may be material and may include the hiring of additional employees and/or the retention of additional consultants and professionals. Our failure to comply with U.S. Securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our securities and the ability of our stockholders to resell their securities.

We became public through the Share Exchange Agreement and we may not be able to attract the attention of major brokerage firms.

Additional risks are associated with our Company becoming public through the Share Exchange Agreement.  For example, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. In addition, even if we should so desire, we cannot assure you that brokerage firms will want to conduct any public offerings on our behalf in the future.

There will be a limited trading market for our common stock.

It is anticipated that there will be a limited trading market for the Company’s common stock on the OTC-BB. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of our common stock. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The Company’s common stock may not be actively traded, and the bid and asked prices for our common stock on the OTC-BB may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of the Company’s common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions or other business initiatives;
•	fluctuations in revenue from our biodegradable plastics products;
•	changes in the market for biodegradable plastics products and/or in the capital markets generally;
•	changes in the demand for biodegradable plastics products, including changes resulting from the introduction or expansion of new biodegradable products;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to the our industry;
•	announcements by relevant governments pertaining to incentives for biodegradable product development programs;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•
significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in the Offering and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not expect to pay dividends in the foreseeable future.

    We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol "BONU" since February 20, 2009.  The following table sets forth the range of quarterly high and sales prices of the common stock as reported for the periods indicated:

Price Information*
Financial Quarter Ended	High	Low
As of June 30, 2009	0.55	0.12
March 31, 2009	1.56	0.22

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

Common Stock

We are authorized to issue 200,000,000 shares of common stock, $0.00001 par value per share.  Currently we have 62,314,500 common shares issued and outstanding.

The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our board of directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs. Our common stock does not provide the right to a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

All shares of common stock now outstanding are fully paid for and non-assessable.  We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the state of Nevada for a more complete description of the rights and liabilities of holders of our securities.  All material terms of our common stock have been addressed in this section.

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $0.00001 par value per share.  The terms of the preferred shares are at the discretion of the board of directors.  Currently no preferred shares are issued or outstanding.

Dividends

We have not paid any cash dividends to shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends  upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

There are no outstanding warrants to purchase our securities.

Options

There are no options to purchase our securities issued or outstanding.

Recent Sales of Unregistered Securities

Pursuant to the Share Exchange Agreement, on January 30, 2009, we issued 42,649,500 shares of our common stock to the BioNeutral Shareholders in exchange for their shares of Bioneutral Laboratories.   Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

The remaining 2,350,500 shares were issued to the preferred shareholders of Bioneutral Laboratories within 30 days of the closing of the Share Exchange Agreement pursuant to a mandatory conversion feature of the preferred shares. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

On March 13, 2009 and June 8, 2009, we issued 82,585 and 450,000 shares of common stock to James Crane as compensation pursuant to the terms of consulting agreements.  Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth certain information as of June 24, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “ SEC ”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Company Overview

We are a specialty chemical company organized to commercialize a novel combinational chemistry-based technology which can neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.

The formulations, including Ygiene™ and Ogiene™, are green and include natural and common ingredients which are found in baby products and in the foods we eat. We combine these widely used compounds in unique ways to create enhanced results. Our proprietary platform technology has been proven effective in surface, water and airborne applications. Our products include BioNeutralizers and ChemoNeutralizers.

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

Plan of Operations

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

Results of Operations

The following table sets forth the results of the operations of BioNeutral for the ten months ended October 31, 2008.

Ten Months Ended October 31, 2008

Revenues	$-
Cost of Sales	-
Gross Profit	-
Operating Expenses	5,329,903
Other Income and Expenses	(9,417)
Net Loss	(5,339,320)
Other Comprehensive Income	-
Comprehensive Loss	(5,339,320)

Loss Per Common Share
- Basic and Diluted	$(0.26)

Weighted Average Common Shares Outstanding
- Basic and Diluted	20,258,202

Revenues: We last generated revenues during the year ended December 31, 2004.  We are in the process of planning our initial efforts to commercialize our technology and are currently awaiting finalized rulings on several of its core patents pending.

Cost of Sales: We had no sales and therefore had no cost of sales during the ten months ended October 31, 2008.

Gross Profit: We did not generate any sales or gross profits during the ten months ended October 31, 2008.

Operating Expenses: For the ten months ended October 31, 2008, our operating expenses included stock based compensation of $4,596,740, which was inclusive of a one-time $4,250,000 stock issuance to a director as well as several other one-time stock issuances for annual services provided by members of the Board of Directors.  Additionally, we incurred consulting fees of $139,252 and amortization expense of $484,716, respectively.  The consulting fees consisted of $40,000 in recurring fees charged by an entity controlled by a member of the Board of Directors for management consulting services rendered, among other consulting fees charged for business development services, and general consulting services. Amortization expense was generated as a result of the amortization of the Company's patent costs.  We expect to continue to incur stock based compensation expense as a result of our minimal cash reserves and lack of cash flow from operations.  Consulting fees will continue to be incurred but payment of the fees may not be possible unless we are able to raise additional capital in 2009.  Monthly amortization of our patent costs will continue to increase slightly each month as additional expenses are incurred to further develop and protect our technology.

Other Income and Expenses: We incurred interest expense of $5,408 during the ten months ended October 31, 2008.  During 2008, we continued to require short term financing by members of the Board of Directors, all of which carried interest at a 9% interest rate.

Net Loss: For the ten months ended October 31, 2008, our net loss totaled $5,339,320. We issued common stock as compensation of approximately $4.6 million to the members of our Board of Directors.

Liquidity and Capital Resources

As of October 31, 2008, we had cash and cash equivalents of $85,938.  Net cash used in operating activities for the ten months ended October 31, 2008 was $(32,361).  We operated in 2008 without a revenue-generating business model.  In 2008, we struggled with cash flow limitations and were still working to successfully develop our technology, know-how and trade secrets into commercialized products or applications. Our cash flows from financing activities totaled $375,265 during the ten months ended October 31, 2008. We raised funds in 2008 through a private placement for $360,000 and through various smaller debt financing transactions. Our cash flows used in investing activities totaled $(268,316).  Costs associated with developing and protecting our patented technology totaled $273,823 during the ten months ended October 31, 2008. An additional $1,493 was invested in equipment and $7,000 was received as proceeds from the sale of marketable securities.

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Currently, we have no exposure to foreign currency risk as all our sales transactions, assets and liabilities are denominated in the U.S. dollar.

Interest Rate Risk

Our exposure to interest rate risk is limited to interest earned from our money market accounts and our interest expense on short-term and long-term borrowings. Currently, this exposure is not significant. Substantial increases in short-term and long-term borrowings to fund growth or make investments, combined with actual changes in interest rates could adversely affect our future results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated financial statements

CONSOLIDATED BALANCE SHEETS	F–2

CONSOLIDATED STATEMENTS OF OPERATIONS	F–3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	F–4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F–5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE TEN MONTHS ENDED OCTOBER 31, 2008	F–6

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and
Stockholders of Bioneutral Group, Inc.

We have audited the accompanying consolidated balance sheet of Bioneutral Laboratories Corporation USA, Inc. (the “Company”) as of October 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the ten months then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioneutral Laboratories Corporation USA, Inc. as of October 31, 2008, and the results of its operations and its cash flows for the ten months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has a working capital deficiency of approximately $1.6 million as of October 31, 2008, had a net loss of approximately $5.3 million for the ten months ended October 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Bartolomei Pucciarelli, LLC
Lawrenceville, NJ
June 24, 2009

BIONEUTRAL LABORATORIES CORPORATION USA, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2008

ASSETS
Current Assets
Cash	$85,938
Total Current Assets	85,938
Property & Equipment (Note 4)	1,457
Patents (Note 5)	7,228,792
Other Assets	1,250
TOTAL ASSETS	$7,317,437

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses (Note 6)	$481,981
Warrant Liability (Note 8)	1,069,750
Related Party Payable (Note 7)	88,416
Total Current Liabilities	1,640,147
TOTAL LIABILITIES	1,640,147

Commitments & Contingencies (Note 11)

Shareholders’ Equity (Note 9)
Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 279,991 shares issued and outstanding at October 31, 2008	280
Preferred Stock, $.001 par value; 4,200,000 shares authorized, 0 shares issued and outstanding at October 31, 2008	-
Common Stock, $.001 par value; 45,000,000 shares authorized, 22,841,415 shares issued and outstanding at October 31, 2008	22,841
Shares to be Issued	618
Additional Paid-in Capital	75,098,962
Accumulated Deficit	(69,445,411)
Total Shareholders' Equity	5,677,290
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,317,437

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL LABORATORIES CORPORATION USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TEN MONTHS ENDED OCTOBER 31, 2008

Revenues	$–

Costs of Sales	–

Gross Profit	–

Operating Expenses
Stock Based Compensation	4,596,740
Depreciation and Amortization	484,752
Other Selling, General and Administrative Expenses	248,411
Total Operating Expenses	5,329,903

Loss From Operations	(5,329,903)

Other Income and Expenses	(9,417)

Net Loss Before Other Comprehensive Loss and Income Taxes	(5,339,320)

Provision for Income Taxes	-

Net Loss	(5,339,320)
Unrealized Gain on Marketable Securities	-
Comprehensive Loss	$(5,339,320)

Basic and Diluted Net Loss Per Common Share	$(0.26)

Number of Common Shares Used to Compute Basic and Diluted Weighted Average	20,258,202

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL LABORATORIES CORPORATON USA
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares Issued	Par $0.001	Shares Issued	Par $0.001	Additional Paid in Capital	Stock Subscription Receivable	Shares To Be Issued	Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholder’s Equity
Balance, December 31, 2005	-	$-	15,103,236	$15,103	$64,946,706	$-	$-	$36,027	$(21,246,948)	$43,750,888
Exchange of Common Stock for Preferred Stock	235,059	235	(349,000)	(349)	1,832,736	-	12	-	(1,832,634)	-
Issuance of Stock for Cash	-	-	-	-	278,667	(300,000)	333	-	-	(21,000)
Stock Based Compensation	-	-	312,000	312	862,412	-	581	-	-	863,305
Unrealized Loss on Available for Sale Marketable Securities	-	-	-	-	-	-	-	(41,441)	-	(41,441)
Net Loss	-	-	-	-	-	-	-	-	(38,581,360)	(38,581,360)
Balance, December 31, 2006	235,059	235	15,066,236	15,066	67,920,521	(300,000)	926	(5,414)	(61,660,942)	5,970,392
Issuance of Stock For Cash	-	-	333,334	333	-	300,000	(333	-	-	300,000
Issuance of Stock For Conversion of Debt	44,932	45	-	-	404,343	-	-	-	(61,976)	342,412
Stock Based Compensation	-	-	2,321,845	2,322	1,563,084	-	(581	-	-	1,564,825
Unrealized Loss on Available for Sale Marketable Securities	-	-	-	-	-	-	-	864	-	864
Net Loss	-	-	-	-	-	-	-	-	(2,383,173)	(2,383,173)
Balance, December 31, 2007	279,991	$280	17,721,415	$17,721	$69,887,948	$-	$12	$(4,550)	$(64,106,091)	$5,795,320
Issuance of Stock For Cash	-	-	397,778	398	359,602	-	-	-	-	360,000
Issuance of Stock For Conversion of Debt	-	-	-	-	259,740	-	260	-	-	260,000
Stock Based Compensation	-	-	4,722,222	4,722	4,591,672	-	346	-	-	4,596,740
Unrealized Loss on Available for Sale Marketable Securities	-	-	-	-	-	-	-	4,550	-	4,550
Net Loss	-	-	-	-	-	-	-	-	(5,339,320)	(5,339,320)
Balance, December 31, 2007	279,991	$280	22,841,415	$22,841	$75,098,962	$-	$618	$-	$(69,445,411)	$5,677,290

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL LABORATORIES CORPORATION USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TEN MONTHS ENDED OCTOBER 31, 2008

CASH USED IN OPERATING ACTIVITIES
Net Loss	$(5,339,320)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock Based Compensation	4,596,740
Depreciation and Amortization	484,752
(Gain) or Loss on Sale of Marketable Securities	4,550
Changes in Operating Assets and Liabilities
(Increase) in Other Assets	(125)
Increase in Accounts Payable and Accrued Expenses	225,592
NET CASH USED IN OPERATING ACTIVITIES	(27,811)

CASH USED IN INVESTING ACTIVITIES:
Expenditures for Patentable Technology and Associated Patent Costs	(273,823)
Purchase of Property and Equipment	(1,493)
Net Proceeds From Sales of Marketable Securities	7,000
NET CASH USED IN FINANCING ACTIVITIES	(268,316)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds From Issuance of Stock	370,000
Payment of Financing Fees	(10,000)
Proceeds From Related Party Payables	8,408
Proceeds From Promissory Notes	6,857
NET CASH PROVIDED BY FINANCING ACTIVITIES	375,265

NET INCREASE IN CASH & CASH EQUIVALENTS	79,138
BEGINNING CASH & CASH EQUIVALENTS	6,800
ENDING CASH & CASH EQUIVALENTS	$85,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$–
Cash Paid for Income Taxes	$–

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Cancellation of Debt Upon Agreement to Issue Shares of Common Stock	$260,000

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL LABORATORIES CORPORATION USA, INC.
FOOTNOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TEN MONTHS ENDED OCTOBER 31, 2008

NOTE 1 - NATURE OF BUSINESS

BioNeutral Laboratories Corporation USA (the "Company") was incorporated under the laws of the State of Nevada on April 14, 2003 as BioNeutral Corporation.  On April 16, 2003 the Company’s name was changed to BioNeutral Laboratories Corporation USA.  The Company’s technology and original inventions originated in New Zealand during 2002.  During 2003 and 2002, the New Zealand business, BioNeutral Laboratories Limited (“BLL”) determined it would license its technology to the Company, which was an independently-owned and operated business in the United States of America.  During 2004, BLL’s operations became insignificant to the Company’s operations and the first of several transactions were completed which eventually resulted in the Company acquiring the technology, know-how and trade secrets, from BLL, on January 29, 2009.  The Company's fiscal year end is October 31.

The Company is a specialty chemical company, organized to commercialize a novel combinational chemistry-based technology which can neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.  The formulations include natural and common ingredients which are found in traditional food products.  The Company combines these widely-used compounds in various ways to create unique chemical formulations.

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

On July 31, 2004, the Company acquired intellectual property, namely technology, know-how and trade secrets, from BLL. The company issued BLL a total of 2,227,720 shares of the company’s common stock, valued at $10,456,739 as consideration for the purchase of the intellectual property. However, as a condition to this transaction, BLL retained a perpetual license to manufacture, license and use the technology, know-how and trade secrets.  BLL also retained a perpetual right to sell products utilizing the technology, know-how and trade secrets for any products and for any application in Asia, Australasia and the Pacific Islands.

On September 14, 2005, the Company and BLL agreed to terminate the July 31, 2004 agreement between the Company and BLL.  The Company and BLL further agreed that the Company would grant BLL perpetual rights to sell products and applications utilizing the Company’s technology, know-how and trade secrets in specific geographic locations within Asia, Australasia and the Pacific Islands but not including countries such as the People’s Republic of China and Japan.  The Company also granted BLL the right to import manufactured products and applications utilizing the Company’s technology, know-how and trade secrets, from countries in which BLL does not hold any specific rights to manufacture, sell or market such products or other applications.

BLL received the following as consideration for the cancellation of the July 31, 2004 agreement and the assignment of additional patent rights related to countries such as the People’s Republic of China and Japan:

1.	7,000,000 shares of the Company’s common stock valued at $35,000,000

2.	A Stock Warrant to purchase 25,000 shares of the Company’s Convertible Series A Preferred Stock with an exercise price of $7.21, valued at $1,069,750

3.
A Stock Warrant to purchase 500,000 shares of the Company’s common stock at the price per share equal to 100% of the price per share of the first “arm’s length” financing subsequent to September 14, 2005 which results in gross proceeds to the Company of over $1,000,000

4.
A Stock Warrant to purchase 750,000 shares of the Company’s common stock at the price per share Equal to 130% of the price per share of the first “arm’s length” financing subsequent to September 14, 2005 which results in gross proceeds to the Company of over $1,000,000

5.	As a condition to entering in to this transaction, BLL agreed to forgive $386,817 in debts owed by the Company to BLL for services and goods incurred by BLL in prior years on behalf of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements, prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with GAAP.

Subsidiaries	Countries Registered In	Percentage of Ownership
Environmental Commercial Technology Corporation	Nevada, United States of America	100.00%

Environmental Commercial Technology Corporation (“ECT”) was organized in 2004 to develop business opportunities related to the control and eradication of mold and fungus.  ECT entered into a contract with one customer and generated $2,041,000 in revenues in 2004 but is a dormant entity at this time.

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Marketable Securities

The Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investments at fair value in accordance with SFAS 115. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss.) Unrealized losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than-temporary. The Company considers several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost basis, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. There were no impairment charges recorded on the Company’s investments during the ten months ended October 31, 2008. The specific identification method is used to determine the realized gains and losses on investments.

Concentrations of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained at banks within the United States of America.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits.  Total cash in banks at October 31, 2008 amounted to $85,938. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Property and Equipment

Property and equipment is located at the Company’s office in Newark, New Jersey and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Furniture and Fixture	7 years
Computer hardware	3 years

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of October 31, 2008, management does not believe any of the Company’s assets were impaired.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Fair Value Measurements at Reporting Date Using
Description	October 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Securities	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

The Company held marketable securities during 2007 and 2006.  The Company sold its remaining holdings in its marketable securities in early 2008.  As a result, no marketable securities were held by the Company as of October 31, 2008.

Goodwill and Intangible Assets

The Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective June 2001 and revised in December, 2007. SFAS No. 141 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually.

Comprehensive Income

Accumulated other comprehensive income represents unrealized gains and losses on marketable securities held by the Company, which are included in the consolidated statement of shareholders’ equity.

Revenue Recognition

The Company records revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenues are recorded in accordance with Staff Accounting Bulletin ("SAB") No. 104, as issued by the United States Securities and Exchange Commission (“SAB 104”). The Company is still contemplating various business plans but anticipates recognizing revenues in 2009.

The Company negotiates contracts with its customers, which may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 ("EITF 00-21"). The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately. Historically, the Company has not entered into contracts with its customers that provided for multiple deliverables.

Stock-Based Compensation

The Company does not have a formal stock option plan. However, the Company offered some of our employees stock-based compensation in the form of stock warrants and shares of our common stock. Prior to July 1, 2005, we accounted for those stock-based compensation awards using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeded the exercise price of the stock-based award.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which revises SFAS 123 (R) and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS 123 (R) are no longer an alternative to financial statement recognition.

In March 2005, the Staff of the SEC issued SAB No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC Staff regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. The SEC Staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of SFAS 123 (R) beginning with the first interim or annual period of the first fiscal year that begins after June 15, 2005.

Effective July 1, 2005, we adopted SFAS 123 (R) using the modified prospective method. Under this method, compensation cost recognized during 2006 includes: (1) compensation cost for the portions of all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 amortized on a straight-line basis over the options’ remaining vesting period beginning July 1, 2005, and (2) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R) amortized on a straight-line basis over the options’ requisite service period.

Advertising

Advertising costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July, 2006, the FASB issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective as of January 1, 2007 and had no impact on the Company’s consolidated financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Net Earnings (Loss) Per Share

The Company utilizes SFAS No. 128, Earnings per Share to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). For the ten months ended October 31, when the Company incurred a loss, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of October 31, 2008.

Warrants to Purchase Convertible Series A Preferred Stock	250,000
Warrants to Purchase Common Stock	1,250,000
Convertible Series A Preferred Stock	2,799,910
4,299,910

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  The consolidated financial statements include some amounts that are based on management’s best estimates and judgments.  Significant estimates include the stock based compensation, warrant liabilities, depreciation, amortization, useful lives of fixed assets and intangible assets, and tax liabilities. These estimates may be adjusted as more current information becomes available, and any future adjustments could be significant in nature to the consolidated financial statements taken as a whole.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $(69,445,441) as of October 31, 2008 and negative cash flows from operations during the ten months ended October 31, 2008 of $(32,361). The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

October 31, 2008

Computer Hardware	$4,233
Furniture and Fixtures	1,493
Less: Accumulated depreciation and amortization	(4,269)
$1,457

NOTE 5 - PATENTS

The Company has several patents pending on proprietary chemical formulations capable of neutralizing noxious chemicals and eliminating harmful microbes.  The Company capitalized the costs of acquired technology, know-how and trade secrets and identifiable costs incurred to develop, file and defend the Company’s patents and new patent or provisional patent applications.  Patent costs incurred by the Company to date are as follows:

October 31, 2008

Valuation of Stock Issued to BLL for Patent Rights	$45,456,739
Direct Labor and Contract Services for Testing and Support	1,213,536
Cost of Equipment and Component Materials	83,198
Professional Fees	305,787
Cash Paid for Patent Rights	100,000
Overhead Allocated	31,209
Travel	25,000
Liabilities Forgiven by BLL	(386,817)
Total Cost	46,828,652
Impairment Loss Previously Recorded on December 31, 2006	(35,068,000)
Cost, October 31, 2008	11,760,652
Accumulated Amortization	(4,531,860)
Net Cost, October 31, 2008	$7,228,792

The Company follows SFAS 142 and amortizes the costs of its patents over the specific useful life of the patents, or 20 years. Amortization expense was $484,705 for the ten months ended October 31, 2008.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of October 31, 2008:

October 31, 2008

Accrued Compensation	$231,000
Other Liabilities	250,981
$481,981

NOTE 7 – RELATED PARTY TRANSACTIONS

During March of 2008, a members of the Company’s Board of Directors advanced funds to the Company totaling $3,000.  Repayment terms were not defined at the time.  The loan is classified as related party payables in the balance sheets and carried interest at 9% per annum.  For the ten months ended October 31, 2008, the Company recorded $5,408 of interest expense associated with all of the related party loans, respectively.

On May 30, 2008, the Company issued 277,778 shares of the Company’s common stock for gross proceeds of $250,000 to a member of the Company’s Board of Directors.

On June 15, 2008, the Company issued 4,722,222 shares of the Company’s common stock, valued at $4,250,000 for compensation to a member of the Company’s board of directors, for services provided to the Company.

On September 30, 2008, the Company’s Chief Scientist, Dr. Andrew Kielbania, agreed to convert $260,000 in accrued but unpaid compensation into 260,000 shares of the Company’s common stock.

An entity controlled by a member of the Company’s Board of Directors billed the Company and was paid a total of $40,000 during the ten months ended October 31, 2008.

NOTE 8 – WARRANT LIABILITY

On September 14, 2005, BLL received Stock Warrants to purchase the Company’s preferred stock and common stock as consideration for the cancellation of the July 31, 2004 agreement and the assignment of additional patent rights related to countries such as the People’s Republic of China and Japan.

BLL received a Stock Warrant to purchase 25,000 shares of the Company’s Convertible Series A Preferred Stock with an exercise price of $7.21, valued at $1,069,750, expiring on September 14, 2009.  This Stock Warrant was valued and accounted for in accordance with Statements of Financial Accountants Standards (“SFAS”) No. 150 (“SFAS 150”).  SFAS 150 requires that the Company determine the fair value of the Stock Warrant on the date of issuance by determining the fair market value of the underlying stock less the exercise price of the Stock Warrant.  The Company recorded a corresponding liability and offset to equity for the fair value of the Stock Warrant.  Subsequent changes in terms with regard to the Stock Warrant could require an adjustment to the fair value of the Stock Warrant.  Otherwise, the liability is carried on the balance sheets, classified as a warrant liability, until exercise or expiration.

BLL received a Stock Warrant to purchase 500,000 shares of the Company’s common stock at the price per share equal to 100% of the price per share of the first “arm’s length” financing subsequent to September 14, 2005 which results in gross proceeds to the Company of over $1,000,000.  The Company determined the Stock Warrant should be accounted for in accordance with SFAS 150.  The Company determined that the Stock Warrant was effectively priced at fair market value.  As a result, the Stock Warrant had no value to the holder and a liability was not necessary to record.

BLL received a Stock Warrant to purchase 750,000 shares of the Company’s common stock at the price per share Equal to 130% of the price per share of the first “arm’s length” financing subsequent to September 14, 2005 which results in gross proceeds to the Company of over $1,000,000.  The Company determined the Stock Warrant should be accounted for in accordance with SFAS 150.  The Company determined that the Stock Warrant was effectively priced above fair market value.  As a result, the Stock Warrant had no value to the holder and a liability was not necessary to record.

NOTE 9 - STOCKHOLDERS’ EQUITY

Bioneutral Laboratories Corporation USA is authorized to issue 50,000,000 shares, in aggregate, consisting of 45,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares of preferred stock are designated as Convertble Series A Preferred Stock.  The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of October 31, 2008, 279,991 shares of the Company’s Series A Preferred Stock and 22,841,415 shares of the Company’s common stock were issued and outstanding.

On December 21, 2006, the Company filed a certificate of designation with the State of Nevada to designate the terms associated with the Company's Convertible Series A Preferred Stock.

Through the date of this report, the rights and preferences of the Company’s common stock and preferred stock are identified below:

Common stock:

1.	Authorized shares are 45,000,000
2.	Voting rights are equal to one vote per share of stock
3.	Par value of $0.001

Preferred Stock:

1.	Authorized shares are 4,200,000
2.	Voting rights are not designated at this time
3.	Par value of $0.001

Convertible Series A Preferred Stock:

1.	Authorized shares are 800,000
2.	Voting rights of each share of Convertible Series A Preferred Stock are equal to 1,000 shares of common stock.
3.	Each share of Convertible Series A Preferred Stock is convertible into 10 shares of common stock.
4.	Liquidation preference equal to 250% of the stated value, of $7.21 of the shares
5.	No dividends are issuable to any shareholders who rank junior to the shares
6.
Upon an initial public offering or if and when a significant trading market develops and other parameters occur in relation to the Company's common stock, each share could be mandatorily converted into 10 shares of common stock

7.	Par value of $0.001

Stock Based Compensation

During the ten months ended October 31, 2008, the Company issued 4,722,222 shares of the Company’s common stock, valued at $4,250,000 for compensation to a member of the Company’s board of directors, for services provided to the Company.  An additional 385,267 shares of the Company's common stock, valued at $346,740, were awarded to the members of the Company's Board of Directors for services provided during the ten months ended October 31, 2008.

NOTE 10 – TAXES

United States of America

Since the Company has had operating losses since inception, there is no provision for corporate income taxes in the United States of America.  Therefore, there are no deferred tax amounts as of October 31, 2008, respectively.

Nevada

The Company is incorporated in Nevada but does not conduct business in Nevada. Therefore, the Company is not subject to corporate income tax.

SFAS 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company is not in discussions with any tax authorities whereby any settlements over past due taxes are in progress.

The Company's net deferred tax asset as of October 31, 2008 consisted of the following:

October 31, 2008
Net operating loss carry forward	$26,587,000
Valuation allowance	(26,587,000)
Net deferred tax asset	$––

The net operating losses generated in the ten months ended October 31, 2008 will begin to expire in 2028.  The Company has recorded a full allowance against its deferred tax assets due to the fact that the likelihood of any benefit being derived by the Company in future years is indeterminable as of the date of these consolidated financial statements.

The components of current income tax expense for the ten months ended October 31, 2008, consisted of the following:

October 31, 2008
Current federal tax expense	$––
Current state tax expense	––
Change in NOL benefits	304,000
Change in valuation allowance	(304,000)
Income tax expense	$––

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

October 31, 2008
Tax expense (credit) at statutory rate-federal	(35%)
State tax expense net of federal tax	(6%)
Changes in valuation allowance	41%
Tax expense at actual rate	0%

NOTE 11 - COMMITMENTS & CONTINGENCIES

Operating Leases
On August 1, 2008, the Company entered into a twelve month lease agreement for its office space in Newark, New Jersey. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to October 31, 2008:

Twelve Months Ended:
October 31, 2009	23,844
$23,844

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Searchhelp, Inc. Royalty Rights

On February 3, 2004, the Company’s subsidiary, ECT, entered into an agreement with Searchhelp, Inc. (“Searchhelp”).  Searchhelp paid cash and issued shares of its common stock and stock warrants to the Company and ECT in order to acquire a royalty equal to 5% of the gross sales of a product ECT was developing.  The product, which has not been commercially released and has not been approved by the Environmental Protection Agency ("EPA") in the USA, was intended to prevent the growth of mold and fungus.  The agreement with Searchhelp was for a 5 ½ year term.  The Company cannot currently estimate any liability it may have with regard to Searchhelp.  However, should this product eventually be released, the Company would fulfill its obligations under the February 3, 2004 agreement.

Contingent Share Issuance

           The Company has an outstanding verbal commitment to its Chief Scientist such that if and when the Company gains approval from the EPA for a product or application which utilizes its patented chemical formulations, the Chief Scientist will immediately be awarded 555,822 shares of the Company’s common stock.  The Company cannot be sure beyond a reasonable doubt that these shares of common stock will ever be awarded.  As such, the Company will not record stock based compensation expense until the issuance of these shares of common stock are actually earned.  The value of such stock based compensation would be measurable on the date the shares of common stock are earned.

NOTE 12 – SUBSEQUENT EVENTS

On November 28, 2008 the Company signed a term sheet to consummate a reverse acquisition with Moonshine Creations, Inc., an issuer traded on the Over-the-Counter Bulletin Board (“OTCBB”) in the United States of America, whereby the Company was the surviving entity.  The Company closed the transaction on January 30, 2009, whereby Moonshine Creations, now known as Bioneutral Group, Inc. acquired 81.95% of the outstanding shares of the Company’s outstanding common stock and preferred stock, on a combined basis..  Bioneutral Group, Inc.’s  common stock trades on the OTCBB under the symbol “BONU.”

In December, 2008 and January, 2009, the Company issued six debentures to various unaffiliated individuals and entities for $600,000 in gross proceeds.  The debentures carried interest at 10% per annum and were due in full in 90 days from the issuance date.  The debentures had a mandatory conversion mechanism such that if the Company completed a reverse acquisition, or share exchange transaction between the Company and a publicly-traded company listed on the OTCBB, and completed a private placement offering of an aggregate of $500,000 or more, then the debenture would automatically convert at the per share price as agreed to in the private placement offering.  The debentures were converted to 600,000 shares of the Company’s common stock as of January 30, 2009.

On December 22, 2008, the Company's Board of Directors approved a 30-for-1 forward stock split of our common stock.

On January 29, 2009 the following transactions or events occurred:

The Company and BLL agreed to terminate the September 14, 2005 agreement between the Company and BLL.  The Company and BLL further agreed that the Company would be granted all remaining rights held by BLL to manufacture, market, distribute and sell products and applications utilizing the Company’s technology, know-how and trade secrets in specific geographic locations within Asia, Australasia and the Pacific Islands.  To consummate the transaction, BLL agreed to cancel warrants to purchase 1,500,000 shares of the Company’s common stock, which are classified as warrant liability in the balance sheets and valued at $1,069,750.  Concurrently, the Company issued BLL 600,000 shares of the Company’s common stock valued at $600,000 and 520,000 shares of Convertible Series A Preferred Stock valued at $5,200,000.

The Company issued 11,300,000 shares of the Company’s common stock valued at $11,300,000 to five entities under contracts for a term of three years to develop distribution channels for the Company’s products and applications in Japan, Australia, New Zealand, South Korea, Taiwan, the People’s Republic of China, India and throughout Europe.

The Company issued 750,000 shares of the Company’s common stock valued at $750,000 to two entities to perform business development services within the environmental market in the USA.

The Company issued 750,000 fully vested shares of the Company’s common stock valued at $750,000 to Stephen Browand, its Chief Executive Officer.  Mr. Browand does not currently receive any cash compensation.

The Company hired James Crane as its Chief Financial Officer.  Mr. Crane’s contract was for a term of one year. His compensation is set at $60,000 for the term of the contract.  He also received a fully vested stock award of 75,000 shares of the Company’s common stock and a further stock award of 75,000 shares of the Company’s common stock which will be subject to a vesting schedule of one year.

The Company issued 416,090 shares of the Company’s common stock valued at $416,090 as compensation to the Company’s members of the Board of Directors for the year ended December 31, 2008.  Members of the Board of Directors who also serve as officers were not separately compensated for service on the Board of Directors.

The Company issued 30,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $30,000.

The Company’s Chief Financial Officer purchased $10,000 shares of the Company’s common stock for gross proceeds of $10,000.

The Company issued 20,000 shares of the Company’s common stock to a former member of the Company’s Board of Directors to cancel outstanding loans of $20,000 owed to him.  In connection with the stock issuance, the individual also agreed to forgive interest on the loan of approximately $2,200.

The majority of the shareholders of both common stock and Convertible Series A Preferred Stock, consistent with the requirements of the current certificate of designation for the Convertible Series A Preferred Stock, voted to change the certificate of designation and thereby eliminated the preemptive and special voting rights previously designated and provided the Company with additional mandatory conversion terms such that the Convertible Series A Preferred Stock would convert to common stock upon the closing of the reverse acquisition on January 30, 2009. The Convertible Series A Preferred Stock was converted to 779,991 shares of the Company’s common stock.

Jack Jacobs, Telly Zacharaides, and Harold Unger resigned from the Board of Directors.

On March 13, 2009, the Company formed a new subsidiary, Advanced Bio-Fiber Treatments Corp, a Nevada corporation. The new subsidiary will focus on developing business in the textile industry.

On March 24, 2009, the Company's subsidiary, Advanced Bio-Fiber Treatments Corp. entered into a non-binding letter of intent to acquire Orient Arts, Inc., a manufacturer of fibers, textiles and finished goods.  The Company is still in the process of negotiating terms with Orient Arts, Inc. and is unsure whether or not this acquisition will be consummated.

On May 20, 2009, the Company and its Chief Financial Officer renegotiated the Chief Financial Officer's consulting agreement.  The Chief Financial Officer previously received a total of 82,585 shares of the Company's common stock and was entitled to annual cash compensation of $60,000.  Under the terms of the new consulting agreement, the Chief Financial Officer agreed to accept all compensation solely in the form of the Company's common stock.  A total of 300,000 shares of the Company's common stock valued at $105,000 was vested immediately on May 20, 2009.  In the next twelve months, the Chief Financial Officer can earn an additional 480,000 shares of the Company's common stock, of which 300,000 shares are subject to a twelve month vesting term and an additional 180,000 shares of the Company's common stock are subject to certain contingent events, namely the successful filing of the Company's quarterly and annual reports with the SEC.

NOTE 13 - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material effect on its financial position, results of operations or cash flows.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 did not have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of October 31, 2008.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Appointment of New Officers and Directors

In connection with the Share Exchange Transaction, Victoria Callanan resigned as the former Chairman of the Board of Directors and as our sole officer and we appointed three (3) new directors to our board and hired three (3) new officers.

The following table sets forth the names, ages, and positions of our new executive officers and directors as of the Closing Date. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Positions and Offices Held
Mr. Stephen J. Browand	57	Director and Chief Executive Officer
Dr. Andy Kielbania	61	Chief Scientist
James Crane	32	Chief Financial Officer
Raj Pamani	42	Director
Suresh Relwani	52	Director

The following summarizes the occupation and business experience for our officers, directors, and key employees.

Family Relationships

None.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  We understand that it will be difficult to enforce our policies and procedures and will rely and trust our officers and directors to follow our policies and procedures.  We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed for the fiscal years ended October 31, 2008 and 2007, respectively.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  Mr. Crane, our Chief Financial Officer, qualifies as an audit committee financial expert.  We are only beginning our commercial operations. Management expects to review and possibly implement an audit committee in 2010.

ITEM 11.  EXECUTIVE COMPENSATION

BioNeutral Executive Compensation Summary

Summary Compensation Table

The following table shows the compensation awarded or paid to, or earned by the officers and directors of BioNeutral for the ten months ended October 31, 2008 and fiscal year ended October 31, 2007, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Raj Pamani, Director (1)	2008	40,000	0	4,250,000	0	0	0	0	4,290,000
	2007	0	0	0	0	0	0	0	0
Stephen Browand, CEO (2)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
James Crane (3), Chief Financial Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Dr. Andy Kielbania, Chief Scientist	2008	120,000	0	0	0	0	0	0	120,000
	2007	120,000	0	0	0	0	0	0	120,000

(1)  Raj Pamani was hired on May 15, 2008.  An entity controlled by him received cash compensation of $10,000 per month and received a signing stock award of 4,722,222 shares of common stock.

(2)  Steve Browand was hired by the Company on January 29, 2009.  He is not receiving any cash compensation and was issued 750,000 shares of common stock as a signing stock award.

(3)  James Crane was hired on January 29, 2009.  He is not receiving any cash compensation. He has been issued 532,585 shares of common stock as compensation through June 19, 2009. An additional 77,415 shares of common stock have been earned by Mr. Crane and will be issued in June 2009.  Mr. Crane is also eligible to earn an additional 148,000 shares of common stock per year on a going forward basis.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Stock Incentive Plan

As of the Closing Date, we approved the Bioneutral 2009 Stock Incentive Plan.  Pursuant to this plan, at the discretion of the Directors, the Company can issue up to 5,000,000 shares of Common Stock to any officer, director, employee or consultant of the Company.

Certain Relationships and Related Transactions

We will present all possible transactions between us and our officers, directors or 5% shareholders, and our affiliates to the Board of Directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

Employment Agreements

We have entered into employment agreements with Stephen Browand, James Crane and Raj Pamani.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after June 24, 2009 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding our common stock beneficially owned on June 24, 2009, for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, after the closing of the Share Exchange Agreement.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class

Stephen Browand (2)	750,000 shares	1.20%
Dr. Andy Kielbania (3)	260,000 shares	*
Raj Pamani (4)	4,722,222 shares	7.58%
James Crane (5)	535,585 shares	*
Suresh Relwani (6)	83,218 shares	*
Total Shares	6,348,025	10.19%

(1) Unless otherwise stated, the address for all the officers and directors is 211 Warren Street, Newark, New Jersey 07103.
(2) Stephen Browand is the Chief Executive Officer and the Chairman of the Board of Directors of BioNeutral.
(3) Dr. Andy Kielbania is the Chief Scientist of BioNeutral.
(4) Raj Pamani is a Director of BioNeutral.
(5) James Crane is the Chief Financial Officer of BioNeutral.
(6) Suresh Relwani is a Director of BioNeutral.

*      Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During October and November 2007, the members of our Board of Directors advanced funds to us totaling $60,000.  Repayment terms were not defined at the time.  The loans are classified as related party payables in the balance sheets and carried interest at 9% per annum.  The majority of the loans were either paid off or converted to equity in January, 2009.  For the ten months ended October 31, 2008, we recorded $5,408 of interest expense associated with these loans.

On September 30, 2008, our Chief Scientist, Dr. Andrew Kielbania, agreed to convert $260,000 in accrued but unpaid compensation into 260,000 shares of the Company’s common stock.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s consolidated financial statements for the ten months ended ended October 31, 2008, we were billed approximately $25,000 for professional services rendered for the audit of our consolidated financial statements.

Legal Fees

For the Company’s consolidated financial statements for the ten months ended ended October 31, 2008, we were billed approximately $10,000 for professional services rendered for legal compliance related to federal securities laws.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the ten months ended October 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2009	Bioneutral Laboratories Corporation USA, Inc.
	By:	/s/ Stephen Browand
Stephen Browand Chief Executive Officer

Principal Executive Officers of Bioneutral Group, Inc.
By:	/s/ Stephen Browand
Stephen Browand Chief Executive Officer

By:	/s/ James Crane
James Crane Chief Financial Officer and Principal Accounting Officer