Form 10-Q
period 2009-04-30
BioNeutral Group, Inc
filed 2009-06-24
CIK 1427030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 24, 2009, 62,314,500 common shares issued and outstanding.

BIONEUTRAL GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2009 (Unaudited)	October 31, 2008
ASSETS
Current Assets
Cash	$70,776	$85,938
Total Current Assets	70,776	85,938
Property & Equipment (Note 4)	1,259	1,457
Patents (Note 5)	11,748,637	7,228,792
Other Assets	1,250	1,250
TOTAL ASSETS	$11,821,922	$7,317,437
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses (Note 6)	$611,385	$481,981
Warrant Liability (Note 8)	-	1,069,750
Related Party Payable (Note 7)	63,013	88,416
Total Current Liabilities	674,398	1,640,147

TOTAL LIABILITIES	674,398	1,640,147

Minority Interest in Consolidated Subsidiaries (Note 11)	1,426,539	1,024,751

Commitments & Contingencies (Note 12)

Shareholders’ Equity (Note 9)
Preferred Stock, $.00001 par value; 10,000,000 shares authorized, 0 and 279,991 shares issued and outstanding at April 30, 2009 and October 31, 2008, respectively	-	3
Common Stock, $.00001 par value; 200,000,000 shares authorized, 62,314,500 and 22,841,415 shares issued and outstanding at April 30, 2009 and October 31, 2008, respectively	623	228
Deferred Stock Based Compensation	(10,411,371)	-
Shares to be Issued	25	6
Additional Paid-in Capital	92,579,932	74,097,713
Accumulated Deficit	(72,448,224)	(69,445,411)
Total Shareholders' Equity	9,720,985	4,652,539

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,821,922	$7,317,437

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit (Loss)	-	-	-	-

Operating Expenses

Stock Based Compensation	1,002,084	104,022	2,711,999	689,369
Depreciation and Amortization	167,829	137,445	316,530	287,855
Consulting Fees	114,637	3,000	331,247	38,400
Other Operating Expenses	136,550	9,875	304,612	42,118

Total Operating Expenses	1,421,100	254,342	3,664,388	1,057,742

Loss From Operations	(1,421,100)	(254,342)	(3,664,388)	(1,057,742)

Other Income and Expenses	(925)	(6,827)	186	(26,270)
Loss From Operations Before Minority Interest	(1,422,025)	(261,169)	(3,664,202)	(1,084,012)
Minority Interest in Subsidiary Net Loss	256,676	47,141	661,389	195,664

Net Loss	$(1,165,349)	$(214,028)	$(3,002,813)	$(888,348)
Loss Per Common Share
Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.05)

Weighted Average Shares Used to Compute Basic and Diluted Loss Per Common Share	62,314,500	17,721,415	115,984,641	17,621,359

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(3,002,813)	$(888,348)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock Based Compensation	2,711,999	689,369
Depreciation and Amortization	316,530	287,855
Minority Interest in Subsidiary Loss	(661,389)	(195,664)
Loss on Sale of Marketable Securities	-	30,804
Changes in Operating Assets and Liabilities
Decrease in Other Current Assets	-	354
Increase in Accounts Payable and Accrued Expenses	129,404	431,300
NET CASH USED IN OPERATING ACTIVITIES	(506,269)	355,670

CASH USED IN INVESTING ACTIVITIES:
Expenditures for Patentable Technology and Associated Patent Costs	(105,927)	(386,220)
NET CASH USED IN FINANCING ACTIVITIES	(105,927)	(386,220)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds From Issuance of Stock	600,000	-
Proceeds From Related Party Payables	-	31,065
Repayment of Related Party Payables	(2,966)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	597,034	31,065

NET (DECREASE) INCREASE IN CASH	(15,162)	515
BEGINNING CASH	85,938	1,046
ENDING CASH	$70,776	$1,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$–	$-
Cash Paid for Income Taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Issuance of Common Stock to Cancel Promissory Note Debt	$20,000	$-
Issuance of Common Stock and Preferred Stock in Exchange for Intellectual Property Rights	$4,730,250	$-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
FOOTNOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2009 AND 2008

NOTE 1 - NATURE OF BUSINESS

BioNeutral Group, Inc. (the "Company") is a specialty chemical company, organized to commercialize a novel combinational chemistry-based technology which can neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores. The formulations include natural and common ingredients which are found in traditional food products. The Company combines these widely-used compounds in various ways to create unique chemical formulations. The Company’s proprietary platform technology has been proven effective in surface, water and airborne applications. The products include BioNeutralizers and ChemoNeutralizers. BioNeutralizers, based on the proprietary Ygiene™ platform formulation, disinfect, decontaminate and sterilize. The Company believes it has the broadest-based, fastest acting, most effective and safest anti microbial known. This class of products has important applications for consumers, healthcare and the military. ChemoNeutralizers, based on the Ogiene™ formula, irreversibly bind chemical contaminants and toxin molecules and render them harmless. Product applications include industrial pollution, environmental contaminants, and protection against chemical weapons of mass destruction.

Financial Statements Presented

On January 30, 2009, the Company entered into a Share Exchange Agreement and agreed to issue 45,000,000 shares of its common stock in exchange for 81.95% of the outstanding common stock and Series A Convertible Preferred Stock, on a combined basis, of Bioneutral Laboratories Corporation USA (“Bioneutral Laboratories”).  This transaction was accounted for as a reverse acquisition. Bioneutral Group, Inc., formerly known as Moonshine Creations, did not have any operations and majority-voting control was transferred to Bioneutral Laboratories.  The transaction also requires a recapitalization of Bioneutral Laboratories. Since Bioneutral Laboratories acquired a controlling voting interest; it was deemed the accounting acquirer, while Bioneutral Group, Inc. was deemed the legal acquirer.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

In connection with the reverse acquisition and recapitalization, all share and per share amounts will be retroactively restated.

The historical financial statements of the Company will be those of Bioneutral Laboratories, and of the consolidated entities from January 30, 2009, the date of merger, and subsequent.  The consolidated financial statements for the Company for the six months ended March 31, 2009 and March 31, 2008, include the financial statements of Bioneutral Group, Inc., its 81.95% owned subsidiary, Bioneutral Laboratories, and its two wholly owned subsidiaries, Advanced Bio-Fiber Treatments Corporation and Environmental Commercial Technology Corporation. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 as filed with the United States Securities and Exchange Commission on June 22, 2009. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subsidiaries	State and Countries Registered In	Percentage of Ownership
Bioneutral Laboratories Corporation USA	Delaware, United States of America	81.95%
Advanced Bio-Fiber Treatments Corporation	Nevada, United States of America	100.00%
Environmental Commercial Technology Corporation	Delaware, United States of America	100.00%

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $(72,448,224) as of April 30, 2009 and negative cash flows from operations during the six months ended April 30, 2009 of $(506,269). The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

April 30, 2009

Computer Hardware	$4,233
Furniture and Fixtures	1,493
Less: Accumulated Depreciation and Amortization	(4,467)
$1,259

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

April 30, 2009

Valuation of Stock Issued for Patent Rights	$50,186,989
Direct Labor and Contract Services for Testing and Support	1,309,535
Cost of Equipment and Component Materials	83,198
Professional Fees	305,787
Cash Paid for Patent Rights	100,000
Overhead Allocated	41,135
Travel	25,000
Liabilities Forgiven	(386,817)
Total Cost	51,664,827
Impairment Loss Previously Recorded on December 31, 2006	(35,068,000)
Cost, October 31, 2008	16,596,827
Accumulated Amortization	(4,848,190)
Net Cost, October 31, 2008	$11,748,637

The Company follows SFAS 142 and amortizes the costs of its patents over the specific useful life of the patents, or 20 years. Amortization expense was $316,332 for the six months ended April 30, 2009.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of April 30, 2009:

April 30, 2009

Accrued Compensation	$324,500
Other Liabilities	286,885
$611,385

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company issued 20,000 shares of the Company’s common stock to a former member of the Company’s Board of Directors to cancel outstanding loans of $20,000 owed to him.  In connection with the stock issuance, the individual also agreed to forgive interest on the loan of approximately $2,200.

NOTE 8 – WARRANT LIABILITY

On January 29, 2009, the Company and Bioneutral Laboratories Limited (“BLL”), an unaffiliated entity, agreed to terminate the September 14, 2005 agreement between the Company and BLL.  The Company and BLL further agreed that the Company would be granted all remaining rights held by BLL to manufacture, market, distribute and sell products and applications utilizing the Company’s technology, know-how and trade secrets in specific geographic locations within Asia, Australasia and the Pacific Islands.  To consummate the transaction, BLL agreed to cancel warrants to purchase 1,500,000 shares of the Company’s common stock, which are classified as warrant liability in the balance sheets and valued at $1,069,750.  Concurrently, the Company issued BLL 600,000 shares of the Company’s common stock valued at $600,000 and 520,000 shares of Convertible Series A Preferred Stock valued at $5,200,000.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 210,000,000 shares, in aggregate, consisting of 200,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of April 30, 2009, 0 shares of the Company’s Preferred Stock and 62,314,500 shares of the Company’s common stock were issued and outstanding.

Stock Based Compensation

During the six months ended April 30, 2009, the Company issued 13,123,370 of the Company’s common stock, valued at $13,123,370 for compensation to consultants, member of the Company’s board of directors, and officers of the Company for services provided to the Company.

NOTE 10 – TAXES

United States of America

Since the Company has had operating losses since inception, there is no provision for corporate income taxes in the United States of America. Therefore, there are no deferred tax amounts as of April 30, 2009 and October 31, 2008, respectively.

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

The Company's net deferred tax asset as of April 30, 2009 consisted of the following:

April 30, 2009
Net operating loss carry forward	$26,587,000
Valuation allowance	(26,587,000)
Net deferred tax asset	$––

The net operating losses generated in the six months ended April 30, 2009 will begin to expire in 2028.  The Company has recorded a full allowance against its deferred tax assets due to the fact that the likelihood of any benefit being derived by the Company in future years is indeterminable as of the date of these consolidated financial statements.

The components of current income tax expense for the six months ended April 30, 2009, consisted of the following:

April 30, 2009
Current federal tax expense	$––
Current state tax expense	––
Change in NOL benefits	304,000
Change in valuation allowance	(304,000)
Income tax expense	$––

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

April 30, 2009
Tax expense (credit) at statutory rate-federal	(35%)
State tax expense net of federal tax	(6%)
Changes in valuation allowance	41%
Tax expense at actual rate	0%

NOTE 11 – MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

Minority interest represents the minority stockholders’ proportionate share of 18.05% (2008 – 18.05%) of the equity of Bioneutral Laboratories Corporation USA. The Company’s 81.95% controlling interest requires that Bioneutral Laboratories Corporation USA’s operations be included in the Consolidated Financial Statements. The 18.05% (2008 – 18.05%) equity interest of Bioneutral Laboratories that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the financial statements is shown as $1,426,539 and $1,024,751, respectively.

	April 30, 2009	October 31, 2008
Minority Interest in Consolidated Subsidiaries	$1,426,539	$1,024,751

NOTE 12 – COMMITMENTS & CONTINGENCIES

Operating Leases

On August 1, 2008, the Company entered into a twelve month lease agreement for its office space in Newark, New Jersey. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to April 30, 2009:

Twelve Months Ended:
April 30, 2010	7,948
$7,948

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

NOTE 13 – SUBSEQUENT EVENTS

On March 24, 2009, the Company's subsidiary, Advanced Bio-Fiber Treatments Corp. entered into a non-binding letter of intent to acquire Orient Arts, Inc., a manufacturer of fibers, textiles and finished goods.  As of June 22, 2009, the Company is still in the process of negotiating terms with Orient Arts, Inc. and is unsure whether or not this acquisition will be consummated.

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

On May 27, 2009, the Company received proceeds of $250,000 upon the issuance of 1,000,000 shares of the Company’s common stock from an individual investor.

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In November 2008, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective on January 1, 2009, and is to be applied prospectively. The adoption of EITF 08-6 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a significant impact on the Company’s consolidated financial statements and disclosures.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1 (“FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management of the Company can not determine at this time what effect the adoption of FAS 141(R)-1 will have on its future consolidated results of operations and financial condition.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

 This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended October 31, 2008, as filed with the Securities and Exchange Commission on January 7, 2009. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

On January 30, 2009, we entered into a Share Exchange Agreement with Bioneutral Laboratories, and the shareholders of BioNeutral Laboratories. This transaction was accounted for as a reverse acquisition. Bioneutral Group, Inc., formerly known as Moonshine Creations, did not have any operations and majority-voting control was transferred to Bioneutral Laboratories.  The transaction also requires a recapitalization of Bioneutral Laboratories. Since Bioneutral Laboratories acquired a controlling voting interest; it was deemed the accounting acquirer, while Bioneutral Group, Inc. was deemed the legal acquirer.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

In connection with the reverse acquisition and recapitalization, all share and per share amounts will be retroactively restated.

The historical financial statements of the Company will be those of Bioneutral Laboratories, and of the consolidated entities from January 30, 2009, the date of merger, and subsequent.  The consolidated financial statements for the Company for the six months ended March 31, 2009 and March 31, 2008, include the financial statements of Bioneutral Group, Inc., its 81.95% owned subsidiary, Bioneutral Laboratories, and its two wholly owned subsidiaries, Advanced Bio-Fiber Treatments Corporation and Environmental Commercial Technology Corporation. Intercompany transactions and balances are eliminated in consolidation.

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

Our consolidated financial statements for the six months ended April 30, 2009 and April 30, 2008, include the financial statements of us, Bioneutral Laboratories, and two wholly owned subsidiaries of Bioneutral Laboratories, Advanced Bio-Fiber Treatments Corporation and Environmental Commercial Technology Corporation. Intercompany transactions and balances are eliminated in consolidation.

Business Overview

We began operations in 2003 as a privately held company. We combine widely used compounds, including Ygiene™ and Ogiene™, in unique ways to create enhanced results. The formulations, including, Ygiene™ and Ogiene™, are green and include natural and common ingredients which are found in baby products and in the foods we eat. Our proprietary platform technology has been proven effective in surface, water and airborne applications. Our products include BioNeutralizers and ChemoNeutralizers.

Activities in recent years included securing debt and equity-based financing, development, design and marketing of our cleaning products: (i) the all-purpose cleaner; (ii) Ogiene – the toxic gas and odor eliminator; and (iii) Ygiene – an antimicrobial. The Company generated revenues of $2,041,000 in 2004 but has yet to generate consistent revenue growth or cash flows from operations.

The multi-purpose cleaner does not contain any phosphates, abrasives, alkyl phenol ethoxylates, chlorine or caustic properties. It removes spots and stains (including, fruits and vegetables, permanent marker, ball point pen ink, animal fats, dirt and grime, etc.) from surfaces such as countertops, tables, floors, clothing and vinyl siding. The Ogiene product is a chemical neutralizer that eliminates toxic gases and odors. It is water based and ph buffered to efficiently and effectively eliminate toxic gases. It is effective in eliminating industrial, institutional, household and animal odors. It is highly effective against hydrogen sulfide, ammonia, sulfur dioide and formaldehyde. In addition, Ogiene can reduce the odor from smoke, pet odors, cooking odors and bathroom odors. Our third product, Ygiene, is a bioneutralizer that fights against microbials. It is noncorrosive to ferrous metals and is easily customizable to specific applications. Ygiene can protect against bacteria such as E.coli, salmonella and anthrax by killing these microorganisms quicker than conventional antimicrobials. The Ygiene family of products can be used as sanitzers, disinfectants, cold sterilants, consumer grades, hospital grades, industrial grades and military grades.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

	Six months Ended April 30
	2009	2008

Revenues	$–	$–

Costs of Sales	–	–

Gross Profit	–	–

Total Operating Expenses	3,664,388	1,057,742

Loss From Operations	(3,664,202)	(1,084,012)

Net Loss	$(3,002,813)	$(888,348)

For the Six Months Ended April 30, 2009 Compared to the Six Months Ended April 2008

SALES AND COSTS OF GOODS SOLD: Sales and costs of good sold for the six months ended April 30, 2009 were $0 as compared to $0 for the six months ended April 30, 2008. We did not generate any sales in 2009 or 2008, respectively.

OPERATING EXPENSES: Operating expenses for the six months ended April 30, 2009 amounted to $3,664,388 as compared to $1,057,742 for the six months ended April 30, 2008. Operating expenses in 2009 consisted of $2,711,999 in stock based compensation, $316,530 in depreciation and amortization of patent costs and $331,247 in consulting fees, among others.  Operating expenses in 2008 consisted of $689,369 in stock based compensation, $287,855 in depreciation and amortization of patent costs and $38,400 in consulting fees, among others.  The Company does not have a significant amount of cash.  As a result, management expects to continue to provide compensation in the form of shares of common stock until our cash flows or cash balances are sufficient to sustain operations.  Amortization related to patent costs should remain consistent over time and will likely increase slightly each month as additional costs are incurred to develop and protect our patents and any new potential patentable claims. Consulting fees may continue to be incurred but payment could possibly be deferred until such time as we have cash or cash flow to sustain operations.

NET LOSS: Net loss for the six months ended April 30, 2009 was $3,002,813 as compared to $888,348 for the six months ended April 30, 2008 due to the reasons set forth above.  Additionally, the minority interest portion of the Company’s subsidiary losses totaled $661,389 and $195,664 for the six months ended April 30, 2009 and 2008, respectively, and is treated as a reduction of the Company’s net loss for each period presented.

BASIC AND DILUTED INCOME PER SHARE: Our basic and diluted net loss per share was $(0.03) and $(0.05) for the six months ended April 30, 2009 and April 30, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, our current assets were $70,776 and current liabilities were $674,398. Cash and cash equivalents totaled $70,776 as of April 30, 2009. Our Shareholders' deficit at April 30, 2009 was $72,448,224. We had cash (used in) provided by operating activities for the six months ended April 30, 2009 and 2008 of ($506,269) and $355,670, respectively. We had net cash used in investing activities of $105,927 and $386,220 for the six months ended April 30, 2009 and 2008, respectively. We had net cash provided by financing activities of $597,034 and $31,065 for the six months ended April 30, 2009 and 2008, respectively.

We are operating from a cash flow deficit funded by the issuance of debt and the sale of equity, including funding provided by the Company's Board of Directors, as necessary. Without the continued availability of external funding, we would have to materially curtail our operations and our current plans for expansion. We intend to continue funding our operations through the sale of additional equity and/or issuance of debt, though there can be no guarantee that we will be successful in our efforts.

MATERIAL TRENDS AND UNCERTAINTIES

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

ITEM 4T.  CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended April 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits.
No.	Description
31.1	Certification of Stephen Browand pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of James T. Crane pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Stephen Browand pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James T. Crane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC. (Registrant)

Date: June 24, 2009	By:	/s/ Stephen Browand
Stephen Browand Chief Executive Officer

Date: June 24, 2009	By:	/s/ James T. Crane
James T. Crane Principal Accounting Officer