Form 10-Q
period 2009-07-31
BioNeutral Group, Inc
filed 2009-09-21
CIK 1427030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 333-149235

BIONEUTRAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0745273
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

211 Warren Street, Newark, New Jersey	07103
(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,217,000 common shares outstanding as of September 18, 2009.

BIONEUTRAL GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$212,326	$85,938
Accounts Receivable	2,825	-
Inventory	2,925	-
Prepaid Expenses	13,458	-
Total Current Assets	231,534	85,938
Property & Equipment (Note 4)	1,206	1,457
Patents (Note 5)	11,633,218	7,228,792
Other Assets	1,250	1,250
TOTAL ASSETS	$11,867,208	$7,317,437
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses (Note 6)	$647,657	$481,981
Warrant Liability (Note 8)	-	1,069,750
Related Party Payable – Director (Note 7)	969	6,857
Related Party Payables – Director Notes (Note 7)	63,335	81,559
Total Current Liabilities	711,961	1,640,147

TOTAL LIABILITIES	711,961	1,640,147

Minority Interest in Consolidated Subsidiaries (Note 11)	1,182,379	1,024,751

Commitments & Contingencies (Note 12)

Shareholders’ Equity (Note 9)
Preferred Stock, $.00001 par value; 10,000,000 shares authorized, 0 and 279,991 shares issued and outstanding at July 31, 2009 and October 31, 2008, respectively	-	3
Common Stock, $.00001 par value; 200,000,000 shares authorized, 62,764,500 and 22,841,415 shares issued and outstanding at July 31, 2009 and October 31, 2008, respectively	628	228
Deferred Stock Based Compensation	(9,456,587)	-
Shares to be Issued	20	6
Shares to be Cancelled	(64)
Additional Paid-in Capital	93,207,493	74,097,713
Accumulated Deficit	(73,778,622)	(69,445,411)
Total Shareholders' Equity	9,972,868	4,652,539

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,867,208	$7,317,437

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net Sales	$2,825	$-	$2,825	$-
Cost of Sales	825	-	825	-
Gross Profit	2,000	-	2,000	-

Operating Expenses

Stock Based Compensation	1,191,684	4,354,022	3,903,683	5,043,391
Depreciation and Amortization	168,437	144,267	484,966	432,122
Consulting Fees	211,370	92,287	542,618	130,687
Other Operating Expenses	116,464	54,736	421,076	96,854

Total Operating Expenses	1,687,955	4,645,312	5,352,343	5,703,054

Loss From Operations	(1,685,955)	(4,645,312)	(5,350,343)	(5,703,054)

Other Income and Expenses	(806)	(955)	(621)	(27,225)

Loss From Operations Before Minority Interest	(1,686,761)	(4,646,267)	(5,350,964)	(5,730,279)

Minority Interest in Subsidiary Net Loss	320,822	883,720	1,017,753	1,089,899

Net Loss	$(1,365,939)	$(3,762,547)	$(4,333,211)	$(4,640,380)
Loss Per Common Share
Basic and Diluted	$(0.02)	$(0.18)	$(0.09)	$(0.23)

Weighted Average Shares Used to Compute Basic and Diluted Loss Per Common Share	62,666,674	20,371,824	49,350,241	19,977,355

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008
(Unaudited)

	2009	2008
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(4,333,211)	$(4,640,380)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock Based Compensation	3,903,683	5,043,391
Depreciation and Amortization	484,966	432,122
Minority Interest in Subsidiary Loss	(1,017,753)	(1,089,899)
Loss on Sale of Marketable Securities	-	29,775
Forgiveness of Debt	(2,251)	-
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(2,825)	-
Increase in Inventory	(2,925)	-
Increase in Prepaid Expenses	(13,458)	354
Increase in Accounts Payable and Accrued Expenses	138,112	488,589
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(845,662)	263,952

CASH USED IN INVESTING ACTIVITIES:
Expenditures for Patentable Technology and Associated Patent Costs	(158,891)	(451,177)
NET CASH USED IN FINANCING ACTIVITIES	(158,891)	(451,177)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds From Issuance of Stock	532,802	325,000
Proceeds From Promissory Note Financing	600,000	-
Deferral of Interest on Related Party Payables – Director Notes	4,027	4,725
Proceeds From Related Party Payable - Director	-	36,546
Repayment of Related Party Payable - Director	(5,888)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,130,941	366,271

NET INCREASE IN CASH	126,388	179,046
BEGINNING CASH	85,938	1,046
ENDING CASH	$212,326	$180,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$–	$-
Cash Paid for Income Taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION
Issuance of Common Stock to Cancel Promissory Note – Director	$20,000	$-
Issuance of Common Stock to Cancel Promissory Notes	$600,000	$-
Issuance of Common Stock in Lieu of Expense Reimbursement and Cash Compensation	$10,000	$-
Issuance of Common Stock and Preferred Stock in Exchange for Intellectual Property Rights	$4,730,250	$-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
FOOTNOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2009 AND 2008

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

Financial Statements Presented

On January 30, 2009, the Company entered into a Share Exchange Agreement and agreed to issue 45,000,000 shares of its common stock in exchange for 80.98% of the outstanding common stock and Series A Convertible Preferred Stock, on a combined basis, of Bioneutral Laboratories Corporation USA (“Bioneutral Laboratories”).  This transaction was accounted for as a reverse acquisition. Bioneutral Group, Inc., formerly known as Moonshine Creations, did not have any operations and majority-voting control was transferred to Bioneutral Laboratories.  The transaction also requires a recapitalization of Bioneutral Laboratories. Since Bioneutral Laboratories acquired a controlling voting interest; it was deemed the accounting acquirer, while Bioneutral Group, Inc. was deemed the legal acquirer.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

In connection with the reverse acquisition and recapitalization, all share and per share amounts will be retroactively restated.

The historical consolidated financial statements of the Company will be those of Bioneutral Laboratories, and of the consolidated entities from January 30, 2009, the date of merger, and subsequent.  The consolidated financial statements for the Company for the nine months ended July 31, 2009 and July 31, 2008, include the financial statements of Bioneutral Group, Inc., its 80.98% owned subsidiary, Bioneutral Laboratories, and its two wholly owned subsidiaries, Advanced Bio-Fiber Treatments Corporation and Environmental Commercial Technology Corporation. Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 as filed with the United States Securities and Exchange Commission on June 24, 2009. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Subsidiaries	State and Countries Registered In	Percentage of Ownership
Bioneutral Laboratories Corporation USA	Delaware, United States of America	80.98%
Advanced Bio-Fiber Treatments Corporation	Nevada, United States of America	100.00%
Environmental Commercial Technology Corporation	Delaware, United States of America	100.00%

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $(73,778,622) as of July 31, 2009 and negative cash flows from operations during the nine months ended July 31, 2009 of $(845,662). The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

July 31, 2009

Computer Hardware	$4,233
Furniture and Fixtures	1,494
Less: Accumulated Depreciation and Amortization	(4,521)
$1,206

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

July 31, 2009

Valuation of Stock Issued for Patent Rights	$50,186,989
Direct Labor and Contract Services for Testing and Support	1,357,537
Cost of Equipment and Component Materials	83,198
Professional Fees	305,787
Cash Paid for Patent Rights	100,000
Overhead Allocated	46,097
Travel	25,000
Liabilities Forgiven	(386,817)
Total Cost	51,717,791
Impairment Loss Previously Recorded on December 31, 2006	(35,068,000)
Cost, July 31, 2009	16,649,791
Accumulated Amortization	(5,016,573)
Net Cost, July 31, 2009	$11,633,218

The Company follows SFAS 142 and amortizes the costs of its patents over the specific useful life of the patents, or 20 years. Amortization expense was $484,715 for the nine months ended July 31, 2009.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of July 31, 2009:

July 31, 2009

Accrued Compensation	$372,000
Other Liabilities	275,657
$647,657

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Party Payable – Director

The table below details transactions between the Company and a member of the Company's Board of Directors during the period from November 1, 2008 through July 31, 2009:

2009
Beginning Balance, Related Party Payable – Director	$6,857
Contractual Amounts Owed to an Entity Controlled by the Director	90,000
Additional Amounts Billed to the Company by an Entity Controlled by the Director	22,000
Advances to Director or an Entity Controlled by the Director	(117,888)
Ending Balance, Related Party Payable – Director	$969

All advances to or from the Director are non-interest bearing and are repaid within a short timeframe.

Related Party Payable – Director Notes

During the nine months ended July 31, 2009 and 2008, the Company recorded interest of $4,027 and $4,725, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009, respectively.

Other Transactions

The Company has made payments on two automobile leases on behalf of its Chief Scientist and Secretary of the Company since June 10, 2008.  Payments during the nine months ended July 31, 2009 and 2008 totaled $20,087 and $8,277, respectively.

During the nine months ended July 31, 2009, an entity controlled by the Company’s Chief Executive Officer billed and was compensated $20,240 for consulting services provided to the Company.

On January 15, 2009, an entity controlled by the Company’s Chief Financial Officer was compensated $4,000 for initial consultations with the Company with regard to the Share Exchange Agreement entered into on January 30, 2009.  The Chief Financial Officer has not received cash compensation since January 15, 2009 and is not entitled to cash compensation in accordance with his current contract.

On January 29, 2009, the Company agreed to issue 150,000 shares of the Company’s common stock to the Company’s Chief Financial Officer under a one year contract.  On January 29, 2009, the Company issued 82,585 shares of its common stock to the Chief Financial Officer in connection with the one year contract.

On January 29, 2009, the Company issued 20,000 shares of the Company’s common stock to a former member of the Company’s Board of Directors to cancel outstanding loans of $20,000 owed to him.  In connection with the stock issuance, the individual also agreed to forgive interest on the loan of $2,251.

On January 29, 2009, the Company agreed to issue 750,000 shares of the Company’s common stock to the Company’s Chief Executive Officer.  The shares of common stock were fully vested as of January 29, 2009.

On January 29, 2009, the Company’s Chief Financial Officer agreed to accept 5,000 shares of the Company’s common stock in lieu of repayment of travel expenses of $5,000.

On January 29, 2009, the Company’s Chief Financial Officer agreed to accept 5,000 shares of the Company’s common stock in lieu of cash compensation owed to him of $5,000.

On March 13, 2009, the Company’s Chief Financial Officer agreed to accept 10,000 shares of the Company’s common stock in lieu of payment of cash compensation owed to him of $5,000 for the months ended February 28, 2009 and March 31, 2009.

On May 20, 2009, the Company and the Chief Financial Officer agreed to renegotiate the Chief Financial Officer's contract.  Under the terms of the revised contract, the Chief Financial Officer agreed to accept all compensation solely in the form of the Company's common stock.  A total of 300,000 shares of the Company's common stock valued at $105,000 vested immediately on May 20, 2009.  Such issuance replaced all previous stock awards to the Company’s Chief Financial Officer. In the next twelve months, the Chief Financial Officer can earn an additional 480,000 shares of the Company's common stock, of which 300,000 shares are subject to a twelve month vesting term and an additional 180,000 shares of the Company's common stock are subject to certain contingent events, namely the successful filing of the Company's quarterly and annual reports with the SEC.  In connection with the revised contract, the Company issued the Chief Financial Officer 450,000 shares of the Company’s common stock.

On May 27, 2009, a significant shareholder of the Company, Michael D. Francis, purchased 1,000,000 shares of the Company’s common stock in exchange for $250,000.  These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On June 10, 2009, a member of the Company’s Board of Director’s was compensated $5,000 for consulting services provided to the Company during May, 2009.

On June 24, 2009, a total of 110,000 shares of the Company’s common stock previously awarded to the Chief Financial Officer vested in full upon the successful filing of the Company’s Form 10-K and Form 10-Q.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 210,000,000 shares, in aggregate, consisting of 200,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The Company's current Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of July 31, 2009, 0 shares of the Company’s Preferred Stock and 62,764,500 shares of the Company’s common stock were issued and outstanding.

On December 22, 2008, the Company's Board of Directors approved a 30-for-1 forward stock split of our common stock.

Stock Based Compensation

On January 29, 2009, the Company agreed to issue 750,000 shares of the Company’s common stock valued at $750,000 to the Company’s Chief Executive Officer.  The shares of common stock were fully vested as of January 29, 2009.

On January 29, 2009, the Company agreed to issue 150,000 shares of its common stock valued at $150,000 to the Chief Financial Officer in connection with the one year contract.  A total of 82,585 shares of common stock were issued to the Chief Financial Officer.  Additional issuances of the Company’s common stock were to occur in the future if and when contractual terms are met.

On January 29, 2009, the Company issued 11,300,000 shares of the Company’s common stock valued at $11,300,000 to five entities under contracts for a term of three years to develop distribution channels for the Company’s products and applications in Japan, Australia, New Zealand, South Korea, Taiwan, the People’s Republic of China, India and throughout Europe.

On January 29, 2009, the Company issued 750,000 shares of the Company’s common stock valued at $750,000 to two entities to perform business development services within the environmental market in the United States of America.

On January 29, 2009, the Company issued 416,090 shares of the Company’s common stock valued at $416,090 as compensation to the Company’s members of the Board of Directors for the year ended December 31, 2008.  Members of the Board of Directors who also serve as officers were not separately compensated for service on the Board of Directors.

On January 29, 2009, the Company’s Chief Financial Officer agreed to accept 5,000 shares of the Company’s common stock in lieu of cash compensation owed to him of $5,000.

On March 13, 2009, the Company’s Chief Financial Officer agreed to accept 10,000 shares of the Company’s common stock in lieu of payment of cash compensation owed to him of $5,000 for the months ended February 28, 2009 and March 31, 2009.

On May 9, 2009, the Company agreed to issue 100,000 shares of the Company’s common stock valued at $26,000 to an individual for investor relations services.  The common stock was fully vested on May 9, 2009. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On May 20, 2009, the Company and the Chief Financial Officer agreed to renegotiate the Chief Financial Officer's contract.  Under the terms of the revised contract, the Chief Financial Officer agreed to accept all compensation solely in the form of the Company's common stock.  A total of 300,000 shares of the Company's common stock valued at $105,000 vested immediately on May 20, 2009.  In the next twelve months, the Chief Financial Officer can earn an additional 480,000 shares of the Company's common stock, of which 300,000 shares are subject to a twelve month vesting term and an additional 180,000 shares of the Company's common stock are subject to certain contingent events, namely the successful filing of the Company's quarterly and annual reports with the SEC.  In connection with the revised contract, the Company issued the Chief Financial Officer 450,000 shares of the Company’s common stock.

On June 24, 2009, a total of 110,000 shares of the Company’s common stock awarded to the Chief Financial Officer vested in full upon the successful filing of the Company’s Form 10-K and Form 10-Q.

Sale of Common Stock

In December, 2008 and January, 2009, the Company issued debentures to various unaffiliated individuals and entities for $600,000 in gross proceeds.  The debentures carried interest at 10% per annum and were due in full in 90 days from the issuance date.  The debentures had a mandatory conversion mechanism such that if the Company completed a reverse acquisition, or share exchange transaction between the Company and a publicly-traded company listed on the OTCBB, and completed a private placement offering of an aggregate of $500,000 or more, then the debenture would automatically convert at the per share price as agreed to in the private placement offering.  The debentures, totaling $600,000, were converted to 600,000 shares of the Company’s common stock as of January 30, 2009.

On January 29, 2009, the Company and BLL agreed to terminate the September 14, 2005 agreement between the Company and BLL.  The Company and BLL further agreed that the Company would be granted all remaining rights held by BLL to manufacture, market, distribute and sell products and applications utilizing the Company’s technology, know-how and trade secrets in specific geographic locations within Asia, Australasia and the Pacific Islands.  To consummate the transaction, BLL agreed to cancel warrants to purchase 1,500,000 shares of the Company’s common stock, which are classified as warrant liability in the balance sheets and valued at $1,069,750.  Concurrently, the Company issued BLL 600,000 shares of the Company’s common stock valued at $600,000 and 520,000 shares of Convertible Series A Preferred Stock valued at $5,200,000.

On January 29, 2009, the Company issued 30,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $30,000.

On May 22, 2009, the Company agreed to issue 200,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $50,000.  These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On May 27, 2009, a significant shareholder of the Company, Michael D. Francis, purchased 1,000,000 shares of the Company’s common stock in exchange for $250,000.  These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On June 1, 2009, the Company agreed to issue 15,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $3,000.  These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On June 9, 2009, the Company agreed to issue 113,434 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $39,702. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On June 10, 2009, the Company agreed to issue 200,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $50,000. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On June 22, 2009, the Company agreed to issue 170,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $50,100. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On July 6, 2009, the Company agreed to issue 130,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $39,000. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On July 21, 2009, the Company agreed to issue 52,500 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $21,000. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

Debt Conversions

On January 29, 2009, the Company’s Chief Financial Officer agreed to accept 5,000 shares of the Company’s common stock in lieu of repayment of travel expenses of $5,000.

On January 29, 2009, the Company issued 20,000 shares of the Company’s common stock to a former member of the Company’s Board of Directors to cancel outstanding loans of $20,000 owed to him.  In connection with the stock issuance, the individual also agreed to forgive interest on the loan of $2,251.

Equity Conversion

On January 30, 2009, the Company issued 5,200,000 shares of the Company’s common stock to holders of the Company’s Series A Preferred Stock in exchange for the cancellation of 520,000 shares of the Convertible Series A Preferred Stock.

NOTE 10 – TAXES

United States of America

Since the Company has had operating losses since inception, there is no provision for corporate income taxes in the United States of America. Therefore, there are no deferred tax amounts as of July 31, 2009 and October 31, 2008, respectively.

Nevada

The Company is incorporated in Nevada but does not conduct business in Nevada. Therefore, the Company is not subject to Nevada state corporate income tax.

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

The Company is not in discussions with any tax authorities whereby any settlements over past due taxes are in progress.

The Company's net deferred tax asset as of July 31, 2009 consisted of the following:

July 31, 2009
Net operating loss carry forward	$26,786,000
Valuation allowance	(26,786,000)
Net deferred tax asset	$––

The net operating losses generated in the nine months ended July 31, 2009 will begin to expire in 2028.  The Company has recorded a full allowance against its deferred tax assets due to the fact that the likelihood of any benefit being derived by the Company in future years is indeterminable as of the date of these consolidated financial statements.

The components of current income tax expense for the nine months ended July 31, 2009, consisted of the following:

July 31, 2009
Current federal tax expense	$––
Current state tax expense	––
Change in NOL benefits	503,000
Change in valuation allowance	(503,000)
Income tax expense	$––

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

July 31, 2009
Tax expense (credit) at statutory rate-federal	(35%)
State tax expense net of federal tax	(6%)
Changes in valuation allowance	41%
Tax expense at actual rate	0%

NOTE 11 – MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

Minority interest represents the minority stockholders’ proportionate share of 19.02% (2008 – 19.02%) of the equity of Bioneutral Laboratories Corporation USA. The Company’s 80.98% controlling interest requires that Bioneutral Laboratories Corporation USA’s operations be included in the consolidated financial statements. The 19.02% (2008 – 19.02%) equity interest of Bioneutral Laboratories that is not owned by the Company is shown as “Minority interests in consolidated subsidiaries” in the consolidated financial statements is shown as $1,182,379 and $1,024,751, respectively.

	July 31, 2009	October 31, 2008
Minority Interest in Consolidated Subsidiaries	$1,182,379	$1,024,751

NOTE 12 – COMMITMENTS & CONTINGENCIES

Operating Leases

On August 1, 2008, the Company entered into a twelve month lease agreement for its office space in Newark, New Jersey. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the five years subsequent to July 31, 2009:

Twelve Months Ended:
July 31, 2010	1,987
$1,987

The Company is currently in negotiations to extend the term of the lease for this office space.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Searchhelp, Inc. Royalty Rights

On February 3, 2004, the Company’s subsidiary, ECT, entered into an agreement with Searchhelp, Inc. (“Searchhelp”).  Searchhelp paid cash and issued shares of its common stock and stock warrants to the Company and ECT in order to acquire a royalty equal to 5% of the gross sales of a product ECT was developing.  The product, which has not been commercially released and has not been approved by the Environmental Protection Agency ("EPA") in the USA, was intended to prevent the growth of mold and fungus.  The agreement with Searchhelp was for a 5 year term.  The Company cannot currently estimate any liability it may have with regard to Searchhelp.  However, should this product eventually be released, the Company would fulfill its obligations under the February 3, 2004 agreement.

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

On May 20, 2009, the Company and its Chief Financial Officer renegotiated the Chief Financial Officer's contract.  Under the terms of the contract, the Chief Financial Officer agreed to accept all compensation solely in the form of the Company's common stock.  In the twelve month period ending May 19, 2010, the Chief Financial Officer can earn 480,000 shares of the Company's common stock, of which 300,000 shares are subject to a twelve month vesting term and an additional 180,000 shares of the Company's common stock are subject to certain contingent events, namely the successful filing of the Company's quarterly and annual reports with the SEC. Such issuance replaced all previous stock awards to the Company’s Chief Financial Officer. Certain shares which contingently vest under the terms of the contract have vested as of the date of these financial statements and certain shares have not vested.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of July 31, 2009 and September 21, 2009, the date the consolidated financial statements were issued.

Common Stock Issuances for Contracts Entered into Prior to July 31, 2009

On August 4, 2009, the Company issued 100,000 shares of the Company’s common stock to an unaffiliated individual in accordance with a previously negotiated consulting contract.

On August 4, 2009, the Company issued 590,000 shares of the Company’s common stock to four unaffiliated individuals in accordance with stock purchase agreements previously entered into.

On August 20, 2009, the Company issued 250,000 shares of the Company’s common stock to an unaffiliated individual in accordance with a stock purchase agreement previously entered into.

Stock Based Compensation

On August 4, 2009, the Company issued 355,000 shares of the Company’s common stock valued at $99,400 to five unaffiliated individuals in accordance with consulting agreements entered into on August 4, 2009.

On August 24, 2009, the Company issued 7,500 shares of the Company’s common stock valued at $3,675 to an unaffiliated individual in accordance with a consulting agreement entered into on August 24, 2009.

On September 1, 2009, the Company and the Chertoff Group LLC (“Chertoff”) entered into an advisory agreement.  Under the terms of the advisory agreement, Chertoff was awarded 10% of the outstanding common stock of the Company valued at approximately $15.6 million as of September 1, 2009, along with minimum monthly cash compensation of $75,000. The shares of common stock issued under the advisory agreement have vesting terms such that 25% of the shares vest on September 1, 2010, 25% vest on September 1, 2011, and 50% vest on September 1, 2012. Additionally, the shares of common stock will vest in full upon a change of control of the Company.

On September 21, 2009, 35,000 shares of the Company’s common stock vested in full in accordance with the Chief Financial Officer’s contract and upon the successful filing of the Company’s Form 10-Q.  As of September 21, 2009, an additional 14,333 shares of the Company’s common stock were unissued but fully vested under the terms of the Chief Financial Officer’s contract.  The Company anticipates issuing the Chief Financial Officer additional shares of common stock in accordance with his contract in October, 2009. Additional issuances of common stock will occur if and when certain contingent events described above occur in the future.

Cancellation of Shares Issued in Connection with Share Exchange Agreement

On September 17, 2009, the Company’s Board of Directors approved the cancellation of 6,380,338 shares of the Company’s common stock previously issued in connection with the Share Exchange Agreement.  These shares of the Company’s common stock were inadvertently issued to shareholders of Bioneutral Laboratories who had not previously approved the Share Exchange Agreement.

Sale of Common Stock

On August 14, 2009, the Company agreed to issue 150,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $30,000.

Potential Acquisition

On March 24, 2009, the Company's subsidiary, Advanced Bio-Fiber Treatments Corp. entered into a non-binding letter of intent to acquire Orient Arts, Inc., a manufacturer of fibers, textiles and finished goods.  The Company is still in the process of negotiating terms with Orient Arts, Inc. and is unsure whether or not this acquisition will be consummated.

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “ Determination of the Useful Life of Intangible Assets” . This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ( “FSP APB 14-1” ). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated the impact the adoption of SFAS 165 will have on its financial statements and does not believe the adoption of SFAS 165 has had or will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended October 31, 2008, as filed with the Securities and Exchange Commission on June 24, 2009. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

The historical financial statements of the Company will be those of Bioneutral Laboratories, and of the consolidated entities from January 30, 2009, the date of merger, and subsequent.  The consolidated financial statements for the Company for the nine months ended July 31, 2009 and July 31, 2008, include the financial statements of Bioneutral Group, Inc., its 80.98% owned subsidiary, Bioneutral Laboratories, and its two wholly owned subsidiaries, Advanced Bio-Fiber Treatments Corporation and Environmental Commercial Technology Corporation. Intercompany transactions and balances are eliminated in consolidation.

Pursuant to the Share Exchange Agreement, we agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of its common stock. As of the Closing Date, we issued 42,649,500 shares to the shareholders of Bioneutral Laboratories.  The remaining 2,350,500 shares were to be issued to the preferred shareholders of Bioneutral Laboratories within 30 days of the Closing Date pursuant to a mandatory conversion feature of the preferred shares.  Additionally, at Closing, we issued 600,000 shares to six investors who purchased debentures in Bioneutral Laboratories and agreed to convert those debentures into shares of common stock per the terms of the Share Exchange Agreement.

Our consolidated financial statements for the nine months ended July 31, 2009 and July 31, 2008, include the financial statements of us, Bioneutral Laboratories, and two wholly owned subsidiaries of Bioneutral Laboratories, Advanced Bio-Fiber Treatments Corporation and Environmental Commercial Technology Corporation. Intercompany transactions and balances are eliminated in consolidation.

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

We anticipate increasing sales and increased distribution of our initial product offering of our multi-purpose cleaner during the fiscal year of 2009.

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

For the Nine Months Ended July 31, 2009 Compared to the Nine Months Ended July 2008

	Nine Months Ended July 31
	2009	2008

Revenues	$2,825	$–

Costs of Sales	825	–

Gross Profit	2,000	–

Total Operating Expenses	5,352,343	5,703,054

Loss From Operations	(5,350,343)	(5,703,054)

Other Income and Expenses	(621)	(27,225)

Minority Interest in Subsidiary Loss	1,017,753	1,089,899

Net Loss	$(4,333,211)	$(4,640,380)

SALES
Sales for the nine months ended July 31, 2009 were $2,825 as compared to $0 for the nine months ended July 31, 2008. We generated one sale in the nine months ended July 31, 2009.  We did not generate any sales in 2008.

COSTS OF SALES

Costs of sales for the nine months ended July 31, 2009 were $825 as compared to $0 for the nine months ended July 31, 2008. We generated one sale in the nine months ended July 31, 2009.  We did not generate any sales in 2008.

OPERATING EXPENSES

Operating expenses for the nine months ended July 31, 2009 amounted to $5,352,343 as compared to $5,703,054 for the nine months ended July 31, 2008. Operating expenses in 2009 consisted of $3,903,683 in stock based compensation, $484,966 in depreciation and amortization of patent costs and $542,618 in consulting fees, among others.  Operating expenses in 2008 consisted of $5,043,391 in stock based compensation, $432,122 in depreciation and amortization of patent costs and $130,687 in consulting fees, among others.  The Company does not have a significant amount of cash.  As a result, management expects to continue to provide compensation in the form of shares of common stock until our cash flows or cash balances are sufficient to sustain operations.  Amortization related to patent costs should remain consistent over time and will likely increase slightly each month as additional costs are incurred to develop and protect our patents and any new potential patentable claims. Consulting fees may continue to be incurred but payment could possibly be deferred until such time as we have cash or cash flow to sustain operations.

NET LOSS

Net loss for the nine months ended July 31, 2009 was $4,333,211 as compared to $4,640,380 for the nine months ended July 31, 2008 due to the reasons set forth above.  Additionally, the minority interest portion of the Company’s subsidiary losses totaled $1,017,753 and $1,089,899 for the nine months ended July 31, 2009 and 2008, respectively, and is treated as a reduction of the Company’s net loss for each period presented.

BASIC AND DILUTED INCOME PER SHARE

 Our basic and diluted net loss per share was $(0.09) and $(0.23) for the nine months ended July 31, 2009 and July 31, 2008, respectively.

For the Three Months Ended July 31, 2009 Compared to the Three Months Ended July 2008

	Three Months Ended July 31
	2009	2008

Revenues	$2,825	$–

Costs of Sales	825	–

Gross Profit	2,000	–

Total Operating Expenses	1,687,955	4,645,312

Loss From Operations	(1,685,955)	(4,645,312)

Other Income and Expenses	(806)	(955)

Minority Interest in Subsidiary Loss	320,822	883,720

Net Loss	$(1,365,939)	$(3,762,547)

SALES
Sales for the three months ended July 31, 2009 were $2,825 as compared to $0 for the three months ended July 31, 2008. We generated one sale in the three months ended July 31, 2009.  We did not generate any sales in 2008.

COSTS OF SALES

Costs of sales for the three months ended July 31, 2009 were $825 as compared to $0 for the three months ended July 31, 2008. We generated one sale in the three months ended July 31, 2009.  We did not generate any sales in 2008.

OPERATING EXPENSES

Operating expenses for the three months ended July 31, 2009 amounted to $1,687,955 as compared to $4,645,312 for the three months ended July 31, 2008. Operating expenses in 2009 consisted of $1,191,684 in stock based compensation, $168,437 in depreciation and amortization of patent costs and $211,370 in consulting fees, among others.  Operating expenses in 2008 consisted of $4,354,022 in stock based compensation, $144,267 in depreciation and amortization of patent costs and $92,287 in consulting fees, among others.  The Company does not have a significant amount of cash.  As a result, management expects to continue to provide compensation in the form of shares of common stock until our cash flows or cash balances are sufficient to sustain operations.  Amortization related to patent costs should remain consistent over time and will likely increase slightly each month as additional costs are incurred to develop and protect our patents and any new potential patentable claims. Consulting fees may continue to be incurred but payment could possibly be deferred until such time as we have cash or cash flow to sustain operations.

NET LOSS

Net loss for the three months ended July 31, 2009 was $1,365,939 as compared to $3,762,547 for the three months ended July 31, 2008 due to the reasons set forth above.  Additionally, the minority interest portion of the Company’s subsidiary losses totaled $320,822 and $883,720 for the three months ended July 31, 2009 and 2008, respectively, and is treated as a reduction of the Company’s net loss for each period presented.

BASIC AND DILUTED INCOME PER SHARE

 Our basic and diluted net loss per share was $(0.02) and $(0.18) for the three months ended July 31, 2009 and July 31, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009, our current assets were $231,534 and current liabilities were $711,961. Cash and cash equivalents totaled $212,326 as of July 31, 2009. Our shareholders’ equity at July 31, 2009 was $9,972,868. We had cash (used in) provided by operating activities for the nine months ended July 31, 2009 and 2008 of ($845,662) and $263,952, respectively. We had net cash used in investing activities of $158,891 and $451,177 for the nine months ended July 31, 2009 and 2008, respectively. We had net cash provided by financing activities of $1,130,941 and $366,271 for the nine months ended July 31, 2009 and 2008, respectively.

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

ITEM 4T.  CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended July 31, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our consolidated financial statements.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 9, 2009, the Company agreed to issue 100,000 shares of the Company’s common stock valued at $26,000 to an individual for investor relations services.  The common stock was fully vested on May 9, 2009. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On May 20, 2009, the Company and the Chief Financial Officer agreed to renegotiate the Chief Financial Officer's contract.  Under the terms of the revised contract, the Chief Financial Officer agreed to accept all compensation solely in the form of the Company's common stock.  A total of 300,000 shares of the Company's common stock valued at $105,000 vested immediately on May 20, 2009.  In the next twelve months, the Chief Financial Officer can earn an additional 480,000 shares of the Company's common stock, of which 300,000 shares are subject to a twelve month vesting term and an additional 180,000 shares of the Company's common stock are subject to certain contingent events, namely the successful filing of the Company's quarterly and annual reports with the SEC.  In connection with the revised contract, the Company issued the Chief Financial Officer 450,000 shares of the Company’s common stock.

On June 24, 2009, a total of 110,000 shares of the Company’s common stock awarded to the Chief Financial Officer vested in full upon the successful filing of the Company’s Form 10-K and Form 10-Q.

On May 22, 2009, the Company agreed to issue 30,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $50,000.  These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On May 27, 2009, a significant shareholder of the Company, Michael D. Francis, purchased 1,000,000 shares of the Company’s common stock in exchange for $250,000.  These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On June 1, 2009, the Company agreed to issue 15,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $3,000.  These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On June 9, 2009, the Company agreed to issue 113,434 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $39,702. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On June 10, 2009, the Company agreed to issue 200,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $50,000. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On June 22, 2009, the Company agreed to issue 170,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $50,100. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On July 6, 2009, the Company agreed to issue 130,000 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $39,000. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

On July 21, 2009, the Company agreed to issue 52,500 shares of the Company’s common stock in a private placement with an unaffiliated investor for total proceeds of $21,000. These shares of common stock had not yet been issued as of July 31, 2009 and are therefore included within shares to be issued in the balance sheets.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.
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

(b) Reports of Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC. (Registrant)

Date: September 21, 2009	By:	/s/ Stephen Browand
Stephen Browand Chief Executive Officer

Date: September 21, 2009	By:	/s/ James T. Crane
James T. Crane Principal Accounting Officer and Chief Financial Officer