Form 10-K
period 2009-10-31
BioNeutral Group, Inc
filed 2010-03-17
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File No. 333-149235

BIONEUTRAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0745273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Warren Street, Newark, New Jersey	07103
(Address of principal executive offices)	(Zip Code)

(973) 286-2899
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: None

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
Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.00001 per share (“Common Stock”), held by non-affiliates is $16,366,958, computed by reference to the price at which the Common Stock was last sold on April 30, 2009, as reported on the Over-the-Counter Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who held more than 10% of the outstanding shares of Common Stock and shares of Common Stock held by our executive officers and directors as of such date, as reflected in our transfer agent's records, have been excluded because such persons may be deemed affiliates.  This determination of "affiliate" status is not necessarily a conclusive determination for other purposes.  (See explanatory note preceding Item 1 of this Form 10-K)

The number of shares of Common Stock outstanding as of February 16, 2010 was 65,618,604 shares (See explanatory note preceding Item 1 of this Form 10-K).

Documents Incorporated by Reference:  None

Explanatory Note:  Our transfer agent's records indicate that as of February 16, 2010, 65,618,604 shares of our common stock were outstanding and there were 111 holders of record of our common stock.  Our records,  however, indicate that as of February 16, 2010, there were 60,849,200 shares of our common stock outstanding.  See Part I, Item I of this Annual Report Form 10-K for additional information.

PART I

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties. See “Risk Factors - Cautionary Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K.

ITEM 1.      BUSINESS

Overview

Company Structure

We are a specialty chemical company seeking to develop and commercialize a novel combinational chemistry-based technology which we believe in certain circumstances may neutralize harmful environmental contaminants, toxins and dangerous micro-organisms, including bacteria, viruses and spores.  We currently operate our business through our subsidiary, BioNeutral Laboratories Corporation USA (“BioNeutral Laboratories” or “BioLabs”), a corporation organized in Delaware in 2003.

We were incorporated in the State of Nevada on April 10, 2007 under the name “Moonshine Creations, Inc.”, and changed our name to “BioNeutral Group, Inc.” on December 22, 2008.  From our incorporation until January 30, 2009, we did not have significant business operations.

On January 30, 2009, we entered into a share exchange agreement, which we refer to herein as the Share Exchange Agreement, with BioNeutral Laboratories pursuant to which we agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of our common stock (the “Share Exchange”).

Additionally, at the closing of the Share Exchange, we issued 600,000 shares of our common stock to six holders of debentures of BioNeutral Laboratories and agreed to convert those debentures into 600,000 shares of our common stock pursuant to the terms of the Share Exchange Agreement.

In connection with the Share Exchange, certain shareholders of BioNeutral Laboratories delivered shareholder consents, which we refer to as the “Share Exchange Consents”, to BioNeutral Laboratories approving the execution and delivery by BioNeutral Laboratories of the Share Exchange Agreement.  We refer to such persons as the “Consenting Shareholders.”  The Share Exchange Consents did not specify the number of shares of BioNeutral Laboratories common stock to be exchanged by the Consenting Shareholder.  Schedule II to the Share Exchange Agreement, however, contained a  list of holders of BioLabs common stock (certain of which shareholders also held BioLabs Series A Preferred Stock), shares of our common stock to be issued to such shareholders, and shares of our common stock to be issued to holders or BioLabs preferred stock.

Based on the Share Exchange Consents, we caused to be delivered to our transfer agent instructions to issue stock certificates representing 42,649,500 shares of our common stock in accordance with Schedule II to the Share Exchange Agreement.  We did not receive Share Exchange Consents in respect of each share of our common stock that was issued by our transfer agent and we believe that stock certificates representing approximately 1,011,362 shares of common stock may have been delivered to those persons who did not deliver a Share Exchange Consent.

In addition, our records indicate that (i) we did not receive stock certificates representing shares of  BioNeutral Laboratories common stock for cancellation from the Consenting Shareholders, and (ii) we did not cause to be delivered the applicable stock certificates representing shares of our common stock issued in the Share Exchange to certain of the Consenting Shareholders.  Accordingly we intend to request that (i) with respect to each Consenting Shareholder who received a stock certificate, such stockholder affirm its consent, which we refer to as a “Consenting Shareholder Acknowledgement”, and deliver to us for cancellation its certificates representing BioNeutral Laboratories common stock; and (ii) with respect to each Consenting Shareholder who did not receive a stock certificate, such stockholder deliver to us a Consenting Shareholder Acknowledgment and deliver to us for cancellation its certificates representing BioNeutral Laboratories common stock, each in advance of us delivering the applicable stock certificate.

With respect to any shareholder of BioNeutral Laboratories who is not able to confirm that it previously delivered a Share Exchange Consent, we are going to evaluate offering to such persons the ability to exchange their shares of common stock of BioNeutral Laboratories for shares of our common stock on the same terms as would have occurred had such exchange occurred at the time of the consummation of the Share Exchange.  Although we cannot assure you as to the determination we may make, if we were to make such offer, we would likely request that each such stockholder deliver to us a consent that is similar to a Share Exchange Consent and deliver to us for cancellation its certificates representing BioNeutral Laboratories common stock, each in advance of us delivering the applicable stock certificate.   With respect to shareholders of BioNeutral Laboratories who did not deliver a Share Exchange Consent and to whom we may have caused to be issued stock certificates for shares of our common stock, we intend to request a Consenting Shareholder Acknowledgment from each of such persons.

With respect to holders of Series A preferred stock of BioNeutral Laboratories who did not receive shares of our common stock in exchange for such preferred stock, we intend to offer to such persons 2,799,910 shares of our common stock in exchange for their shares of Series A preferred stock, in accordance with Schedule II to the Share Exchange Agreement.  We intend to request that such persons execute and deliver a share exchange agreement evidencing such exchange.

For purposes of preparation of our financial statements, we do not treat as outstanding any shares of common stock issued pursuant to the Share Exchange and for which we do not have a record of receiving a Share Exchange Consent.  We made this determination despite the fact that certificates representing certain of such shares of our common stock  may have been delivered to the applicable shareholder.  We cannot assure you that any person in possession of such shares of common stock but who did not deliver the applicable Share Exchange Consent will not claim ownership of such shares.

As a result of the closing of the Share Exchange, BioNeutral Laboratories became our subsidiary, and the shareholders of BioNeutral Laboratories acquired the majority ownership and control of our company.  We reviewed the Financial Accounting Standards Board Accounting Standards Codification 805-40 (“FASB ASC 805-40”) and determined that BioNeutral Laboratories was the accounting acquirer and the entity which would be continuing operations.  As a result, the transaction between BioNeutral Laboratories and us was accounted for as a reverse acquisition in accordance with FASB ASC 805-40.

Recent Developments

As stated in our Current Report on Form 8-K filed with the SEC on February 18, 2010, our Board of Directors has concluded that there were errors in the following financial statements and that such financial statements should no longer be relied upon:

•
for the year ended December 31, 2007, the year ended December 31, 2006, the nine month period ended September 30, 2008 and the nine month period ended September 30, 2007, each included in our Current Report on Form 8-K filed on February 5, 2009;

•	for the ten months ended October 31, 2008 and included in our Transition Annual Report on Form 10-KT filed on June 24, 2009;

•	for the three months ended January 31, 2009 and included in our Quarterly Report on Form 10-Q filed on March 23, 2009;

•	for the three months ended April 30, 2009 and included in our Quarterly Report on Form 10-Q filed on June 24, 2009; and

•	for the three months ended July 31, 2009 and included in our Quarterly Report on Form 10-Q filed on September 21, 2009.

We anticipate that, at a minimum, we will need to (i) make adjustments to the beginning balance of stockholders’ equity for each fiscal quarter or year end contained in such financial statements; (ii) reduce our capital and deficit calculations contained in such financial statements based on a revaluing from the stated value of $5 per share to the fair value of $1 per share of 7,832,800 shares of common stock issued in 2005 for non-cash consideration (the net asset value of a patent we acquired in exchange for 7,000,000 shares was previously written down to its fair value in fiscal year 2006);

(iii) reverse a previously reported liability of approximately $1.1 million related to the issuance of warrants in 2005; (iv) expand the related party transaction disclosures in the notes to certain of the financial statements; and (v) adjust the minority interest of 19% interest in BioLabs to reflect a 14% minority interest in BioLabs in such financial statements for the interim periods of fiscal 2009.  See discussion under “Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Prior Financial Statements” and “Item 9A.  Controls and Procedures” of this Annual Report on Form 10-K.

Business Overview

We are a specialty chemical corporation seeking to develop and commercialize a novel combinational chemistry-based technology which we believe can, in certain circumstances, neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.  We are focused on developing and commercializing two classes of product formulations: (1) antimicrobials, which are formulations designed to kill certain harmful microscopic living organisms, and (2) bioneutralizers, which are formulations designed to destroy certain agents that are noxious and harmful to health and/or the environment.

Our products have not been approved for sale in the United States.  We have not marketed any of our products and have not generated any meaningful product revenue to date.

Products

We currently are focused on the development and commercialization of two classes of product formulations, antimicrobrials and bioneutralizers.  We refer to our antimicrobial formulations as our Ygiene™ products and our bioneutralizer formulations as our Ogiene™ products.  A description of each of these products is set forth below.

YgieneTM.  We are developing our YgieneTM products with the intent to kill certain harmful microbes, including virulent gram positive or negative bacteria, viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  We are designing our YgieneTM formulations to target and bind to specific surface proteins and penetrate and alter the cellular structure of such proteins.  They are peroxy-based and we believe, based on our internal laboratory studies, on a per unit volume basis, contain more active ingredient than any commercially available antimicrobial known to us.  In laboratory tests conducted by us, our Ygiene™ formulations demonstrated large zones of inhibition (areas on agar plates where growth of control organisms are prevented by antibiotics placed on agar surfaces) and high potency across a wide spectrum of harmful microbes.

We are developing our YgieneTM formulations for potential use in a broad range of applications, although the marketing and sale of each YgieneTM formulation in the United States and internationally will be subject to U.S. and foreign governmental regulations, respectively.  We believe there are three potential applications of our YgieneTM formulations, are set forth below:

•
Military/First Responders/Hospital Sterilant/Specialty Industrial:  We are developing Ygiene™ formulations for “kill on contact” applications for anthrax and other micro-organisms for use by the military, first responders, hospitals and other special industries.

•
Hospital/Health Care/Mold/Industrial:  We are developing Ygiene™ formulations for high-level disinfectant applications for Methicillin Resistant Staphylococus Aureus (MRSA), multi-drug resistant Pseudomonas Aeruginosa, E. Coli, mold and other microbes for use by hospitals and other healthcare facilities, food preparation facilities and other demanding environments, which application we refer to herein as the “Hospital and Industrial Application.”

•
Consumer Products/Light Industrial/Healthcare:  We are developing Ygiene™ formulations for sporacidal, bactericidal and virucidal applications in general areas of hospitals, nursing homes and physician and dental offices.  We also are considering Ygiene™ formulations for use as skin sanitizers.

Currently, we are focusing our efforts on the development and commercialization of a Ygiene™ formulation for the Hospital and Industrial Application.  Based on laboratory tests conducted by us, we believe that, under certain laboratory conditions, this Ygiene™ formulation may be as effective as chlorine bleach or caustic soda for killing certain microbes, without the high level of toxicity generally associated with chlorine bleach or caustic soda.  In these laboratory tests, the Ygiene™ formulation killed over 200 microbes, including Methicillin resistant Staphylococus Aureus (MRSA), multi-drug resistant Pseudomonas Aeruginosa and E. Coli.

Before we may market and sell any of our Ygiene™ formulations in the United States, the Ygiene™ formulation, regardless of their intended applications, must be registered with respect to each disinfectant claim for such formulation with the U.S. Environmental Protection Agency, or the EPA.  Similarly, before we may market and sell any Ygiene™ formulation in any foreign country, the Ygiene™ formulation must be registered with the appropriate agencies of such foreign country.  Our Ygiene™ formulation that we intend to market for the Hospital and Industrial Application has not been registered with the EPA with respect to its disinfectant claims for marketing and sale in the United States, although it has been registered for marketing and sale in Germany.  We cannot assure you that such formulation will be registered for marketing and sale with the EPA or any other foreign government agency on a timely basis, if at all.  See “Item 1. Business - Governmental Regulation” and “Item 1A. Risk Factors - We may not obtain the necessary U.S. or worldwide regulatory registrations, clearances or approvals to commercialize our products, and if we cannot commercialize our products, we will not become profitable.”

Ogiene™.  We are developing our Ogiene™ products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene™ formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.  We intend to offer Ogiene™ products in the gas phase – being applied as a fog, mist or spray – or in the liquid phase – being applied directly to liquid contaminates.  Based on laboratory studies conducted by us, we believe that Ogiene™ is free of unreasonable adverse impacts to health or the environment and that no or minimal clean up is required after application of our Ogiene™ products.  We plan to market our Ogiene™ products for hotels, restaurants, industrial manufacturing, controlled animal feeding operations (“CAFOs”), and homes.

In laboratory tests conducted by us, our Ogiene™ formulations have demonstrated an ability to destroy a variety of agents that are noxious and harmful to health and/or the environment, particulates and their associated odors.  Specifically, in these tests, our Ogiene™ formulations demonstrated an ability to neutralize hydrogen sulfide, carbon dioxide, sulfur dioxide, formaldehyde and ammonia that are known contributors to foul odors and/or greenhouse gases.  We also are seeking to demonstrate that our Ogiene™ formulations may be used to effectively neutralize certain poisonous gases and to remove industrial pollution and environmental contaminants.

We believe our Ogiene™ formulations provide fast delivery capabilities of active ingredients and can eliminate or reduce a broad range of gases.  We believe this is important since household, institutional and industrial odors and irritating gases can be the result of either a single odoriferous compound or the result of a multiplicity of odoriferous compounds or components.  These odor causing components include various organic carboxylic acids, aldehydes, ketones, amines, mercaptans, sulfides, disulfides, esters, etc. In addition, various inorganic compounds such as ammonia, hydrogen sulfide, sulfur dioxide may add to the complexity of specific odors.  Laboratory tests conducted by us have demonstrated that in certain laboratory conditions our Ogiene™ formulations can reduce or eliminate the following:

•	formaldehyde;

•	ammonia and carbon dioxide;

•	sulfur dioxide/ nitrogen oxide (green house gases); and

•	cigar smoke

In general, our Ygiene™ and Ogiene™ formulations have shown the following capabilities in laboratory tests conducted by us:

•	Our formulations have killed spores, bacteria and viruses at room temperature.

•	We can manipulate our products, depending upon the needs of customers, to address requirements that can vary as follows:

o	the kill time from seconds to minutes;

o	the breadth of kill; and

o	the class of target organisms.

•	Our formulations are stable, non corrosive, non flammable and water soluble.

•	Our formulations can be applied as a liquid, wet wipe, spray, mist/fog or foam/froth and can be applied to air, surface and water.

Our Customers

To date, we have not sold any of our current products.  If we obtain the requisite U.S. and foreign governmental agency registrations, clearances or approvals for our formulations, we plan to market and sell our products to consumers, commercial firms, healthcare facilities, and military chemical firms in the United States and overseas.

Marketing

If and when funding becomes available and when we obtain the necessary regulatory approvals for our products, we plan to develop a small, highly capable, experienced business team to market, license, sell and distribute our products to major international companies in our target industries.  Potential customers include hotels, restaurants and hospitals and those engaged in the military, power generation, CAFOs, mold remediation, surgical equipment sterilization and wastewater treatment industries.

If the EPA registers our YgieneTM formulation for disinfectant claims with respect to the Hospital and Industrial Application, we plan to commit most of our available resources at such time, if any, to application development, marketing and business development to accelerate commercialization of such formulation in the United States; however, there can be no assurance that we will receive such EPA registration or our commercialization of our YgieneTM formulation will be achieved on a timely basis, if at all.  See “Item 1. Business – Government Regulation” and “Item 1A. Risk Factors - We may not obtain the necessary U.S. or worldwide regulatory registrations, clearances or approvals to commercialize our products, and if we cannot commercialize our products, we will not become profitable” of this Annual Report on Form 10-K.

Competition

The markets for our Ogiene™ and Ygiene™ products and each of their potential channels are highly competitive.  We have a number of competitors that vary in size and scope and breadth of products offered.  Such competitors include some of the largest corporations in the world, and we believe substantially all of our competitors have greater financial resources than we do, including in the areas of sales, marketing, branding and product development.  We expect to face additional competition from other competitors in the future.

Because Ogiene™ and Ygiene™ are new formulations, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products in our relevant target markets.  Even if our Ogiene™ and Ygiene™ formulations may have technological competitive advantages over competing products, we or potential distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders.  Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us.  To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us.  We recognize that innovative marketing methods may be required in order to establish our products, and that such methods may not be successful.

Intellectual Properties

Our intellectual property includes patent applications for our formulations and our manufacturing processes, and applications to register the trademarks BioNeutral™, Ogiene™ and Ygiene™ and the tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™.

Patents

We believe our patent claims are unique within our chemical composition space.  We believe prior lab and field tests completed by us have verified approximately 80 potential applications.  As we continue to utilize our technology platform and complement our product offerings, we plan to protect our technology and products by filing patent applications.

We currently have three pending utility patent applications filed with the United States Patent & Trademark Office, or the USPTO, directed to compositions of matter of our formulations, our manufacturing process and a number of applications.  In addition, we have pending patent applications in Japan, Europe, Mexico, China, New Zealand and the Philippines.  We also have a pending patent application with the Patent Cooperation Treaty, or PCT, which can potentially be filed in any of the member countries.  We cannot assure you, however, that we will be able to obtain or maintain any patents for our formulations.  See  “Item 1A.  Risk Factors - If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations and the price of our common stock” of this Annual Report on Form 10-K.

Trademarks

In April 2005, we filed in the USPTO an application for the registration of the trademarks BioNeutral™, Ogiene™ and Ygiene™, based on our intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, our applications for each of these trademarks were declared abandoned by the USPTO, since we inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, we refiled applications for each of these trademarks as well as our tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™; however, we learned that a third party had filed application for the registration of the trademarks BioNeutral™ and Ygiene™ prior to our refiling of our applications.  Although we have filed with the Trademark Trial and Appeal Board oppositions to PURE Bioscience's applications and intend to pursue such oppositions vigorously, we cannot assure you that we will be successful with such opposition on a timely basis, if at all.  See “Item 3.  Legal Proceedings” of this Annual Report on Form 10-K.

We have entered into confidentiality agreements with certain third parities in an attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies.  We have not entered into such agreements with our directors, officers and employees.  Accordingly, we may not have sufficient protections for our technology and our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

Research and Development

We conduct our primary research and development activities in-house, and use third-party laboratories to conduct independent testing.  We did not have any substantial  research and development expenditures for the fiscal year ended October 31, 2009  or the ten months ended October 31, 2008.

Manufacturing

We currently have no manufacturing capabilities.  If and when we have available capital resources, we anticipate considering engaging (1) a contract manufacturer to produce finished products, which can be resold to our distributors/customers in Germany and after we obtain the requisite EPA and/or U.S. Food & Drug Administration clearance, in the United States; and (2) a contract manufacturer to produce the component which may be sold to a customer who may manufacture the finished products for mass distribution using the customer’s brand name.

The active and inactive ingredients in our concentrated and ready-to-use products are readily available from multiple chemical supply companies.

Governmental Regulation

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which regulations vary substantially from country to country. The time required to obtain registration, clearance or approval by the United States or any foreign country may be longer or shorter, and the requirements may be different. There can be no assurance that we will be successful in obtaining or maintaining necessary registrations, clearances or approvals to market any of our current or future products in the United States or certain foreign countries.

Some of our current or future products are or may be subject to the Federal Insecticide, Fungicide and Rodenticide Act, or FIFRA.  The objective of FIFRA is to provide federal control of pesticide distribution, sale, and use. All pesticides used in the United States must be registered with or licensed by the EPA.  Registration assures that pesticides will be properly labeled and that, if used in accordance with specifications, they will not cause unreasonable harm to the environment.  Use of each registered pesticide must be consistent with use directions contained on the label or labeling.  Each application for registration of a pesticide product with the EPA must include the results of laboratory testing conducted in accordance with the EPA's Good Laboratory Practice Standards (GLP), which standards are designed to ensure the quality and integrity of test data submitted to the EPA in support of a pesticide product registration. These laboratory tests generally are conducted to demonstrate the efficacy, toxicity and certain physical characteristics of the pesticide product.  When the GLP testing for a pesticide product is complete, an application demonstrating that the product candidate does not have unreasonable adverse impacts on health or the environment and that is effective for its intended use must be submitted to the EPA for its consideration.  The registration application must include the proposed product label and claims to be made for the product and explain permissible uses and required conditions for use; it must include data to support registration relating to product and residue chemistry, toxicology, environmental fate, eco-toxicology, exposure data, and for public health pesticides such as antimicrobials, efficacy data consistent with EPA’s data requirement standards.  The EPA reviews, evaluates, and analyzes the required data over a period of months, ranging from 6-8 months upwards to 20 or more, depending on the complexity of the product and its usage, whether its active ingredient has been registered previously and other factors.  A cost-benefit analysis of the scientific data based on environmental, societal and economic variables is used by the EPA to determine the acceptable uses and conditions for use of the pesticide.  The standard of analysis requires that the pesticide and its acceptable uses not cause harm to human health with reasonable certainty or pose unreasonable risks to the environment.  During its review, the agency may request that studies need to be repeated, or additional studies may need to be conducted and new data submitted.  The EPA staff evaluate risk assessment results and make a decision based on risks versus benefits in light of the proposed use of the product.  The EPA also may require changes in proposed labeling, uses, and application methods to mitigate risks to human health or the environment.  For a new product with a new active ingredient that has low risk, the estimated time for the EPA to complete review of a registration submission is approximately 15 months.  See “Item 1A.  Risk Factors - We may not obtain the necessary U.S. or worldwide regulatory registrations, clearances or approvals to commercialize our products, and if we cannot commercialize our products, we will not become profitable.”

Our current or future products also are or may be subject to the Toxic Substance Control Act of 1976, or TSCA.  TSCA provides the EPA with authority to require reporting, record-keeping and testing requirements, and restrictions relating to chemical substances and/or mixtures.  Certain substances are generally excluded from TSCA, including, among others, food, drugs, cosmetics and pesticides. TSCA addresses the production, importation, use, and disposal of specific chemicals including polychlorinated biphenyls (PCBs), asbestos, radon and lead-based paint.  If we determine that our products contain or  constitute any “new chemical substances,” we are required to file a premanufacture notice (PMN) with the EPA 90 days before the start of production, and  must include information about the chemical identity of the substance,  byproducts, production volume, descriptions of uses, human exposure and disposal practices, and any relevant test data.  The EPA will at the end of the 90 day period issue a regulatory decision dropping the substance from any further review or, if not, specifying the need for additional review or other action, including any regulatory constraints upon production.

The marketing and sale of any of our current or future product in the United States for use on or in the human body, also will require pre-clearance by the FDA.  We understand that the FDA pre-clearance process typically takes from approximately 13 to 18 months, depending upon the type, complexity and novelty of the product candidate.

We also are subject to regulation by the U.S. Federal Trade Commission, or FTC, with respect to our environmental marketing claims.  We may advertise some of our products as eco-friendly and “green” cleaning products and must conform with the FTC's Guides for the Use of Environmental Marketing Claims.  In the event the FTC were to determine that any of our products are not in compliance with such guides, the FTC could bring enforcement actions on the basis that our marketing claims are false or misleading, which if successful, could subject us to fines or other penalties which could have a material adverse effect on our operations.

Our Ygiene™ formulations are considered pesticides under FIFRA and require registration with the EPA and approval of each proposed disinfectant claim to be made.  We currently are focusing our efforts on obtaining EPA registration of our Ygiene™ formulation for disinfectant claims with respect to the Hospital and Industrial Application.  This Ygiene™ formulation has passed initial screening tests for hard surface disinfectant and mold use that are required by the EPA and three batches have been produced for the EPA registration process.  The GLP laboratory tests with respect to the impacts on health and the environment of our Ygiene™ formulation was completed in January 2010, with positive results that we believe are acceptable for submission to the EPA in connection with our application for registration.  The GLP laboratory tests with respect to the efficacy and physical characteristics of the Ygiene™ formulation currently are being conducted and expected to be completed during March 2010.  If and when the GLP studies are completed and if successful, we plan to submit an application for registration of this Ygiene™ formulation with the EPA; however, there can be no assurance that we will obtain adequate financing to continue to conduct the GLP tests, that such tests, if continued to be conducted, will be successful, or that the requisite EPA approval of our application for registration of our Ygiene™ formulation will be obtained on a timely basis, if at all.  If we do not receive the requisite EPA registrations, we will not be able to market our Ygiene™ products in the United States.  As of October 31, 2009, we incurred expenses of approximately $182,350 in connection with the preparation of our application for registration of our Ygiene™ formulation, and anticipate that the total cost to us for the EPA registration process will be approximately $900,000.

Our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product were registered with the German Bundesanstalt für Arbeitsschutz und Arbeitsmedizin, a German government sanctioned institute for safety and health, on January 5, 2010 and November 30, 2009, respectively.  As a result of such registrations, we are permitted to sell such Ygiene™-based products in Germany.   We have not sold any of our products in Germany and currently do not have adequate resources to attempt to make any such sales or to have our products manufactured for sale

Our Ogiene™ formulations, which do not rely upon antibiotic or pesticide activity, are not regulated under FIFRA.   All of the active ingredients of our Ogiene™ formulations are already on the Chemical Substance Inventory maintained by the EPA under TSCA and therefore are not subject to additional requirements under TSCA.

If we intend to market and sell any of our formulations as a skin sanitizer, to sterilize medical equipment or otherwise for use on or in the human body, we will need to obtain pre-clearance from the FDA.  We have not submitted any of our formulations for clearance by the FDA and do not anticipate seeking FDA clearance for any of our formulations unless and until the requisite EPA registration for such formulation is obtained.  If we were to seek FDA clearance for any of our formulations, we anticipate that the total cost to us for each pre-clearance would be approximately $400,000.

Employees

As of February 12, 2010, we had three employees and consultants devoting substantially all of their time to us.  As of such date, we also had two part-time employees.  None of our employees are represented by union or collective bargaining agreements. We believe that our relationships with our employees are good.

Advisory and  Consultant Agreements

Advisory Agreement

On February 3, 2010, we and Chertoff Group, L.L.C. (the “Chertoff Group”) entered into a  First Amendment to the Advisory Agreement (the “Amendment”) which amends the Advisory Agreement by and between us and the Chertoff Group dated August 26, 2009 (the “Original Agreement”).  The Amendment modifies, among other things, the scope of services to be provided under the Original Agreement by the Chertoff Group and the personnel to provide such services and reduces the monthly fee for such services to $28,000 per month during the term of the Original Agreement.

In connection with the execution and delivery of the Amendment, we also entered into a Stock  Appreciation Rights Agreement (the "SAR Agreement"), a Registered Stock Unit Agreement (the "RSU Agreement") and a Registration Rights Agreement, dated as of January February 3, 2010, with the Chertoff Group  (the “Registration Rights Agreement” and together with the SAR Agreement and the RSU Agreement, the “Equity Award Agreements”).  The Equity Award Agreements evidence the terms of the equity award required to be made to Chertoff Group pursuant to the Amendment with Chertoff Group.  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities covered by the Equity Award Agreements.

Pursuant to the SAR Agreement, we granted 7,442,725 stock appreciation rights to Chertoff Group evidencing Advisor's right to receive, for each SAR exercised, up to the number of shares of our common stock  (the “SAR Shares”) equal in value to the excess of the Fair Market Value of one share of common stock on the date of exercise (as defined in the SAR Agreement) over $0.186.  The SARs shall vest on a cumulative basis according to the following vesting schedule:  25% shall vest on September 1, 2010, 50% shall vest on September 1, 2011, and 100% shall vest on September 1, 2012.  In addition, such vesting shall accelerate and fully vest upon the occurrence of certain events specified in the SAR Agreement, including a Change in Control of our company (as defined in the SAR Agreement).

           Pursuant to the RSU Agreement, we granted to Chertoff Group the right to receive on the “Delivery Date” (as defined in the RSU Agreement) a number of shares of common stock (the “RSU Shares,” and together with the SAR Shares, the “Chertoff Group Shares”) equal to “A” divided by “B,” where “A” equals 1,384,346.85, and “B” equals the greater of (i) the Fair Market Value of a share of common stock on the Delivery Date (as defined in the RSU Agreement) and (ii) $0.186.  The RSU Agreement defines “Delivery Date” as the earlier to occur of January 2, 2013 and the date that is immediately prior to a Change in Control of our company (as defined in the RSU Agreement).  The RSUs shall vest on a cumulative basis according to the following vesting schedule:  25% shall vest on September 1, 2010, 50% shall vest on September 1, 2011 and 100% shall vest on September 1, 2012.  In addition, such vesting shall accelerate and fully vest upon the occurrence of certain events specified in the RSU Agreement, including a change in control of our company (as defined in the RSU Agreement).

           Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement with the SEC  registering the resale of the Chertoff Group Shares under the Securities Act of 1933, as amended (the “Securities Act”) and have such registration statement declared effective by not later than the Outside Date (as such term is defined in the Registration Rights Agreement), which date is subject to acceleration, including upon the occurrence of certain events constituting a change in control of our company.  In the event that we  fail to comply with certain registration obligations under the Registration Rights Agreement, we are obligated to pay liquidated damages to Chertoff Group in the amount of four percent per annum of the Registration Default Value (as defined in the Registration Rights Agreement) of the securities for which there is a registration obligation, and two percent per annum of the Registration Default Value of such securities for each thirty day period following the initial thirty day period following a default.  The Registration Rights Agreement defines Registration Default Value as the average of the Fair Market Value (as defined in the SAR Agreement) of one share of common stock on the grant date under the SAR Agreement and the Fair Market Value of one share of common stock on the date of the registration default under the Registration Rights Agreement.  Such liquidated damages are to be paid in stock appreciation rights on substantially the same terms as those contained in the SAR Agreement.  We also granted to Chertoff Group certain “piggy-back” registration rights in connection with any company registration of the sale of securities on behalf of itself or on behalf of others under the Securities Act.  In addition, in connection with any future issuance of our equity securities or securities convertible or exchangeable into our equity securities, Chertoff Group has the right to purchase its pro rata share of such issuance, which is calculated based the ratio of common stock held by Chertoff Group to the total number of shares of common stock then outstanding (on a fully diluted basis).  As part of the Registration Rights Agreement, our Chief Executive Officer and a director of the company agreed to certain limits on their respective abilities to engage in a sale or other disposition or other transactions constituting a Sale Transaction (as defined in the Registration Rights Agreement) in respect of the common stock.

The foregoing descriptions of the Amendment, the SAR Agreement, the RSU Agreement and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the text of the Amendment, the SAR Agreement, the RSU Agreement and the Registration Rights Agreement, which are attached hereto as exhibits to this Annual Report on Form 10-K and are incorporated herein by reference.

Consulting Agreement

During the first quarter of fiscal 2009, we entered into consulting agreements with each of Khasar Investments Limited, Kachiun Investments Limited, Indus Limited, Orient Arts Limited and Style Asia Limited (collectively, the “Consulting Agreements”).   The Consulting Agreements with the consultants other than Style Asia Limited related to proposed commercial activities of our company in Japan, South Korea, Israel, New Zealand and Australia (collectively, the “Non-EU Territories”).  The Consulting Agreement with Style Asia Limited related to proposed commercial activities of our company in the United Kingdom, France and Germany (the “EU Territories”).  Each of the Consulting Agreements has a term that expires three years from the date of such agreement, subject to extension in certain instances.  We issued an aggregate of 11,300,000 shares of our common stock as partial consideration for the service obligations contained in the Consulting Agreements, 1,500,000 shares of which were issued to Khasar Investments Limited, 800,000 shares of which were issued to Kachiun Investments Limited, 2,500,000 shares of which were issued to Indus Limited, 3,400,000 shares of which were issued to Orient Arts Limited, and 3,100,000 shares of which were issued to Style Asia Limited.  The Consultant Agreement with Style Asia Limited was terminated, effective February 24, 2010, for no additional consideration, beyond the shares issued at inception of the agreement.  We have determined that we will not be able to avail ourselves of any services to be provided under the Consultant Agreements relating to the Non-EU Territories prior to the expiration of the initial term of each such agreement.  We also intend to evaluate whether we were wrongfully induced to enter into such Consulting Agreements.

ITEM 1A.     RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K.  The risks described below could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We have generated no meaningful product revenues to date and will need to raise additional funds in the near future.  If we are unable to obtain the funds necessary to continue our operations, we will be required to delay, scale back or eliminate certain of our product development activities and may not continue as a going concern.

We have generated no meaningful product revenues to date.  We had net losses of approximately $13.5 million, after consideration of $2.1 million attributable to the minority interest's share of the net loss, for the year ended October 31, 2009 and $5.2 million for the ten months ended October 31, 2008. Our cash flow projections presently indicate that our current assets and projected revenues will not be sufficient to fund operations over the next twelve months.  Our auditors have concluded that our net losses, negative cash flow and accumulated deficit as of October 31, 2009, raise substantial doubt about our ability to continue as a going concern.

We need to raise substantial additional funds or take other measures within the next few months in order to continue our operations.  Our future capital requirements will depend on numerous factors, including:

•	the results of studies relating to the efficacy and impacts on health and the environment of our products;

•	the scope and results of our research and development efforts;

•	the time required to obtain regulatory registrations, clearances or approvals;

•	our ability to establish and maintain marketing alliances and collaborative agreements; and

•	the cost of our internal marketing activities.

Our ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated.  As such, there can be no assurance that our plans to raise additional financing will be successful or sufficient in order to sustain our operations over the next twelve months.

It is difficult for companies like ours to raise funds in the current economic conditions and additional financing may not be available on acceptable terms, if at all.  If adequate funds are not available, we will be required to delay, scale back or eliminate our product development activities or operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

For the past six months, we have relied on loans that may convert into common stock in certain instances from a shareholder and a director to fund our operations.  We make no assurances that we will be able to secure similar financing arrangements in the future.

We are the subject of an ongoing investigation by the SEC  that could have a material adverse impact on our business.

As described under “Item 3.  Legal Proceedings”, on October 1, 2009, the SEC issued a formal order of investigation to us regarding possible securities laws violations by us and other persons.  The investigation concerns the process by which we became a publicly traded entity, trading in our shares, and disclosure and promotion of developments in our business.  The SEC has requested that we deliver certain documents to the SEC.  We have incurred, and expect to continue to incur, significant costs in responding to such investigation.  Any adverse findings by the SEC in connection with such investigation could have a material adverse impact on our business, including our ability to continue to operate as a publicly traded company.

Our directors and executive officers do not have experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our directors and executive officers have almost no public company management experience.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  In fact, with respect to fiscal 2009 we failed to meet the filing deadline for two periodic reports our directors and executive officers failed to file reports required under Section 16 of the Securities and Exchange Act of 1934.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties, affect our ability to operate as a publicly traded company and further result in the deterioration of our business.

Our internal financial reporting procedures are still being developed and we will need to allocate significant resources to meet applicable internal financial reporting standards.

As a public company, we are required to adopt disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During fiscal 2009, we had deficient disclosure controls and procedures.  Although we are taking steps to develop and adopt appropriate disclosure controls and procedures, these efforts require significant time and resources. If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our consolidated financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare consolidated financial statements in accordance with generally accepted accounting principles and to comply with our SEC reporting obligations.

Similarly, we failed to file federal tax returns for the fiscal years ended December 31, 2007 and the ten months ended October 31, 2008.  We have also failed to file any New Jersey state tax returns.  We cannot assure you that we will not incur fines and penalties for failure to file such tax returns.

Management has concluded that our internal controls over financial reporting were not effective as of October 31, 2009 and that certain of our previously reported financial statements need to be restated.  This may cause us to fail to meet our reporting obligations, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.  In addition, we may incur significant expenses in connection with restating our previously reported financial statements and remediating the weaknesses in our internal control over financial reporting which could have a negative effect on our operating results.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  We are required to maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As noted below, we have had difficulties with our financial controls in the past.  As a public company, we have significant requirements for enhanced financial reporting and internal controls.  Pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K a report of management on the effectiveness of our internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  In addition, commencing with our annual report for our fiscal year ending October 31, 2010, we are required to include an attestation of our independent registered public accounting firm auditing our financial statements with respect to our internal disclosure controls and procedures and effectiveness thereof.  We have included in this Annual Report on Form 10-K a report of our management with respect to the lack of effectiveness of our internal control over financial reporting.  Although we are taking steps to develop and adopt appropriate disclosure controls and procedures, there can be no assurance that we will be able to include in our Annual Report on Form 10-K for future fiscal years a positive report of management or of our independent registered public accounting firm.

As stated in our Current Report on Form 8-K filed with the SEC on February 18, 2010, our Board of Directors has concluded that there were errors in certain of our financial statements included in our prior periodic reports filed with the SEC and that such financial statements should no longer be relied upon.  We anticipate that, at a minimum, we will need to (i) make adjustments to the beginning balance of stockholders’ equity for each fiscal quarter or year end contained in such financial statements; (ii)  reduce our capital and deficit calculations contained in such financial statements based on a revaluing from the stated value of $5 per share to the fair value of $1 per share of 7,832,800 shares of common stock issued in 2005 for non-cash consideration (the net asset value of a patent we acquired in exchange for 7,000,000 shares was previously written down to its fair value in fiscal year 2006) ; (iii) reverse a previously reported liability of approximately $1.1 million related to the issuance of warrants in 2005; (iv) expand the related party transaction disclosures in the notes to certain of the financial statements; and (v) adjust the minority interest of 19% interest in BioLabs to reflect a 14% minority interest in BioLabs in such financial statements for the interim periods of fiscal 2009.  See discussion under “Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Prior Financial Statements” and “Item 9A.  Controls and Procedures” of this Annual Report on Form 10-K.

The areas of our internal control over financial reporting requiring improvement were generally with respect our financial statement close process, our entity level controls (including with respect to disbursements from bank accounts), recording of stock issuances, our functional controls and our segregation of duties.  See discussion under “Item 9A.  Controls and Procedures” of this Annual Report on Form 10-K.  Our management has determined that, due to the reasons described above, we had not consistently followed established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for certain transactions.

Although we have assigned priority to the improvement in our internal control over financial reporting and have taken certain actions, and plan to continue to take, action in furtherance of such improvement, we cannot assure you that the above-mentioned areas will be fully remedied.  Moreover, we cannot assure you that we will not, in the future, identify further areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we have taken or will take to remediate any areas in need of improvement will be effective or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in additional restatements of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.   In addition, we may incur significant expenses in connection with restating our previously reported financial statements and remediating the weaknesses in our internal control over financial reporting which could have a negative effect on our operating results.

We have a significant and uncertain minority interest in our subsidiary BioNeutral Laboratories, which may make it difficult for us to raise additional financing, result in disproportionate dilution to our public shareholders as compared to those persons constituting part of the minority interest and adversely affect our results of operations.

We currently hold approximately 86% of the outstanding interests in our subsidiary, BioNeutral Laboratories.  We did not receive consents to the Share Exchange from all common and preferred shareholders of BioNeutral Laboratories, and we have accounted for those shareholders who did not sign consents as holders of the remaining 14% outstanding interests in BioNeutral Laboratories.  As described in “Item I Business -- Company Overview” in this Annual Report on Form 10-K,  the Share Exchange Consents did not specify the number of shares of BioNeutral Laboratories common stock to be exchanged by the Consenting Shareholder and did not affirmatively make the representation and warranties to be made by our stockholders as set forth in the Share Exchange Agreement.  In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person.  There can also be no assurances that in light of the content of such Share Exchange Consent, we had a basis for a valid private placement of our common stock issued in the Share Exchange and that we will not be requested to conduct as rescission offer.

In addition, we believe that the shareholders who consented to the Share Exchange and were issued shares of our common stock failed to deliver to us the stock certificates representing their shares of common stock and Series A Preferred Stock of BioNeutral Laboratories and may claim they also have an ownership interest in BioNeutral Laboratories.  Although we would challenge any such claims, we cannot assure you that we would prevail, in which case our percentage ownership interest in BioNeutral Laboratories would decrease.  In addition, any litigation with respect to such claims could result in substantial costs, diversion of management's attention and diversion of our resources.  The size and uncertainty with respect to the minority interest in BioNeutral Laboratories may make it difficult for us to raise capital, and even if we were to raise capital, would result in dilution to our stockholders at the public company level that is not experienced by stockholders that are part of the minority interest, each of which would have a material adverse effect on our financial position.

Because we have an insufficient level of monitoring and oversight controls for review and recording of stock issuancesand our records relating to the issued and outstanding shares of our common stock before and after the consummation of the Share Exchange may be incomplete, we may receive claims from third parties that they are shareholders of BioNeutral Laboratories, which would adversely affect our results of operations.

We have an insufficient level of monitoring and oversight controls for review and recording of stock issuances, and our records relating to the issued and outstanding shares of our common stock before and after the consummation of the Share Exchange may be incomplete.  See discussion under “Item 9A.  Controls and Procedures” of this Annual Report on Form 10-K.  Accordingly, it is possible that third parties will claim to be shareholders of BioNeutral Laboratories who were not given the opportunity to participate in the transactions contemplated by the Share Exchange Agreement.  As of the date of this Annual Report on Form 10-K, at least two persons have asserted to be shareholders of BioNeutral Laboratories but whose names were not included in Schedule II to the Share Exchange Agreement.  If any such claims are successful, our percentage ownership interest in BioNeutral Laboratories would decrease and results of operations would be adversely affected.

We have a limited operating history on which to evaluate our potential for future success and to determine whether we will be able to execute our business plan.  This makes it difficult to evaluate future prospects and the risk of success or failure of our business.

           We have not commenced the marketing and sale of our bioneutralizers, odor controllers and antimicrobial applications and have generated no revenues to date.  Consequently, our historical results of operations may not give you an accurate indication of our future results of operations or prospects.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market.  These risks include:

•	our ability to obtain regulatory registration, clearance or approval of our products;

•	our ability to effectively and efficiently market and distribute our products through our sales force and third-party distributors;

•	the ability of manufacturers utilized by us to effectively and efficiently manufacture our products;

•	our ability to obtain market acceptance of our current products and future products that may be developed by us;

•	our ability to sell our products at competitive prices which exceed our per unit costs;

•	our ability to adequately protect our intellectual property;

•	our ability to attract and retain key business development, technical and management personnel; and

•	our ability to effectively manage our anticipated growth.

           We may not be able to address these risks and difficulties, which could materially and adversely affect our revenues, operating results and our ability to continue to operate our business.  There can be no assurance that we will be able to achieve or sustain profitability, or generate sufficient cash flow to meet our capital and operating expense obligations.  As a result, you could lose your entire investment.

We currently are not profitable and may never become profitable, which could negatively impact the value of our common stock.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability.  Even if we succeed in developing and commercializing one or more of our products, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake development and laboratory testing for our product candidates;

•	seek regulatory registrations, clearances or approvals for our products;

•	implement additional internal systems and infrastructure;

•	lease additional or alternative office facilities; and

•	hire additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.  As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future.  Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We may not obtain the necessary U.S. or worldwide regulatory registrations, clearances or approvals to commercialize our products, and if we cannot commercialize our products, we will not become profitable.

We will need to register as pesticides with the EPA certain of our products we intend to commercialize in the U.S. and to obtain similar registrations from the EPA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions.  We also may need to obtain FDA clearance to commercialize any of our products we intend to market for human application.

Some of our current or future products are or may be subject to FIFRA.  In order to market or sell any of our formulations that constitute pesticides, including our YgieneTM formulation, such formulations must be registered or licensed by the EPA.  Each application for registration of a pesticide product by the EPA must include the results of laboratory testing conducted, which tests must be conducted in accordance with GLP to ensure the quality and integrity of test data submitted to the EPA in support of a pesticide product registration.  If and when the GLP testing for a pesticide product is complete, we will need to submit to the EPA an application demonstrating that the product candidate is effective for its intended use and when used in accordance with recognized practice, will not cause “unreasonable adverse effects” to humans or the environment.  Satisfaction of the EPA’s regulatory requirements typically requires from nine to over twenty months to complete, depending upon the type, complexity and novelty of the product and requires substantial resources for research, development and testing.  We cannot predict whether our research and testing will result in products that the EPA finds effective for indicated uses and consistent with applicable regulatory standards regarding effects on humans or the environment.  Testing, preparation of necessary applications and the processing of those applications by the EPA is expensive and time consuming.  We do not know if the EPA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by us in our efforts to obtain EPA registration.  The EPA also may place conditions on registrations that could restrict commercial applications of such products.  Product registrations may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

The EPA has substantial discretion in the registration process and may require us to conduct additional testing or to perform post-marketing studies.  The registration process may also be delayed by changes in government regulation, future legislation or administrative action or changes in EPA policy that occur prior to or during our regulatory review.  Delays in obtaining regulatory registrations, clearances or approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise have.

Even if we comply with all EPA requests, the EPA ultimately may reject any or all of our future applications. We cannot be sure that we will ever obtain registration of any of our antimicrobrial products.  Failure to obtain EPA registration of any of our antimicrobrial products will severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues.

In foreign jurisdictions, we must obtain similar regulatory approvals from the appropriate authorities before we can commercialize our products.  Foreign regulatory registration, clearance or approval processes generally include all of the risks associated with the EPA registration procedures described above.  We have not yet made any determination as to which foreign jurisdictions we may seek regulatory approval in and have not undertaken any steps to obtain approvals or register our products for sale in any foreign jurisdiction other than Germany.

Independent GLP tests are very expensive, time consuming and difficult to design and implement.

Independent GLP tests are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The laboratory testing process is also time consuming. We have begun GLP laboratory testing with respect to one of our YgieneTM formulations, which, with respect to the portions of the testing relating to EPA submission, we expect will not be completed until April 2010.  Furthermore, failure can occur at any stage of the testing, and we could encounter problems that cause us to abandon or repeat such tests.  The completion of GLP testing may be delayed by several factors, including:

•	unforeseen safety issues;

•	failure of our YgieneTM formulation to meet requirements relating to the impacts on health and the environment;

•	lack of effectiveness of our YgieneTM formulation during testing;

•	failure of our YgieneTM formulations to meet physical characteristic requirements; or

•	lack of funds for additional testing that may be required if any one or more of the foregoing factors occur.

The results of GLP testing of our YgieneTM formulations or any other products we may develop may not support our product candidate claims, which could prevent or delay the filing of our applications with the EPA and our ability to commercialize such formulations.

Even if our GLP testing of any of our YgieneTM formulations or any other products we may develop in the future are completed as planned, we cannot be certain that their results will support our product claims.  The GLP testing may fail to demonstrate that our product candidates are effective for indicated or meet the EPA's standards with respect to the impacts on health and the environment.  This failure would cause us to abandon a product formulation and may delay development of other products. Any delay in, or termination of, GLP testing will delay the filing of our applications with the EPA and, ultimately, our ability to commercialize our products and generate product revenues.

If our efforts to achieve and maintain market acceptance of our products are not successful, we will not attain profitability.

We have invested a significant portion of our time and financial resources in the development and commercialization of our Ygiene™ and Ogiene™ formulations.  We expect that sales of our Ygiene™ and Ogiene™ formulations will constitute a substantial portion, or all, of any revenues in future periods.  Failure to obtain market acceptance for Ygiene™ and Ogiene™ formulations, whether as a result of competition, lack of customer demand, lack of product effectiveness and safety, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations. Even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced that are more favorably received than our products, are more cost-effective or otherwise render our products less attractive or obsolete.

We are subject to regulation by the FTC with respect to our environmental marketing claims and any other advertising claims, and if we fail to comply with such regulation, we could become subject to fines or other penalties which could have a material adverse effect on our operations.

We expect to advertise some of our products as “eco-friendly” and “green” cleaning products and must conform with the FTC's Guides for the use of Environmental Marketing Claims.  In the event the FTC were to determine that our products are not in compliance with such guides, the FTC could bring enforcement actions against us on the basis that our marketing claims are false or misleading, which if successful, could subject us to fines or other penalties which could have a material adverse effect on our operations.

The specialty chemical products market is highly competitive and we may not be able to compete effectively.

Our Ogiene™ and Ygiene™ products will compete in highly competitive markets dominated by extremely large, well financed domestically and internationally recognized chemical and pharmaceutical companies.  We believe substantially all of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development.  Many of our competitors also already have well established brands and distribution, and we expect to face additional competition from these competitors in the future.  Focused competition by larger chemical and pharmaceutical corporations could substantially limit or eliminate our potential market share and ability to profit from our products and technologies.

The specialty chemical products market is susceptible to rapid change, and developments by competitors with greater resources may render our products or technologies uneconomical or obsolete.  Our ability to compete will depend upon our ability to quickly develop marketable products, brand recognition and novel distribution methods, and to displace existing, established and future products in our relevant target markets.  We may not be successful in doing so and may not become profitable.

If we are not able to manage anticipated rapid growth effectively, we may not become profitable.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources.  The growth in the size and geographic range of our business will place significant demands on management and our operating systems.  Our ability to manage our growth effectively will depend on our ability to, among other things:

•	attract additional management personnel;
•	develop and improve our operating systems;
•	hire, train, and manage an employee base; and
•	maintain adequate service capacity.

There can be no assurance that we will be able to effectively manage growth and build the infrastructure necessary to achieve our plans for growth.  If we are unable to manage our growth effectively, our business may suffer.

Our success depends on our ability to retain our key personnel and the loss of any of our key personnel may materially and adversely affect our operations and our ability to execute our growth strategy.

Our present and future performance will depend on the continued service of our senior management personnel. Our key employees include Stephen Browand, our Chairman and Chief Executive Officer, and Dr. Andy Kielbania, our Chief Scientist and Secretary.  The loss of the services of any of these individuals could have a material and adverse effect on us and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel. We currently do not have long term employment agreements with our officers.  We do not maintain any key man life insurance on any of our key personnel.

Because competition for highly qualified business development and scientific personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To successfully meet our objectives, we must attract and retain highly qualified business development and scientific personnel with specialized skill sets focused on the industries in which we compete, or intend to compete.  Competition for qualified business development and scientific personnel can be intense.  Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our technology and business.  In addition, it takes time for our new personnel to become productive and to learn our business.  If we are unable to hire or retain qualified business development and scientific personnel, it will be difficult for us to sell our products or to license our technology, and we may experience a shortfall in revenue and not achieve our anticipated growth.

We may become subject to product liability claims, as a result of which we could incur substantial liabilities and be required to limit commercialization of our products, which could adversely affect our business.

If we are able to sell any of our products for use by consumers and institutions, we may become liable for any damage caused by our products, whether used in the manner intended or not.  Any such claim of liability, whether meritorious or not, could be time-consuming, result in costly litigation, damage our reputation and/or require us to limit the commercialization of our products.  Although we maintain general liability insurance, our insurance may not cover potential claims of the types described above and may not be adequate to indemnify for all liabilities that may be imposed.  Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business and operating results, and you may lose some or all of any investment you have made, or may make, in our common stock.

If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations and the price of our common stock.

We rely and expect in the future to rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect the proprietary aspects of our technology and business. These legal protections afford only limited protection for our intellectual property and trade secrets.  Unauthorized parties may attempt to copy aspects of our proprietary technology or otherwise obtain and use information that we regard as proprietary.  As a result, we cannot assure you that our means of protecting our proprietary rights will be adequate, and the infringement of such rights could have a material negative impact on our business and on our results of operations.

We have filed U.S. and foreign patent applications for our patents as well as applications in the U.S. and European Community for the registration of our trademarks, BioNeutralTM, YgieneTM and OgieneTM.  We have also filed an application in the U.S. to register our tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™.  We may not be successful in obtaining the patents or trademark registrations, and we may be unable to obtain additional patent and trademark protection in the future.  Further, the scope of the patents and trademarks we may obtain could potentially be inadequate to encompass our commercial operations.  Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.  It is possible that, despite our efforts, competitors or others will create and use products in violation of our patents and/or adopt service names similar to our service names or otherwise misappropriate our intellectual property.  Such patent infringement or misappropriation could have a material adverse effect on our business.  Any unauthorized production of our products, whether in the U.S. or overseas, would or could reduce our own sales of products, thereby reducing, perhaps significantly, our actual or potential profits.  Adopting similar names and trademarks by competitors could lead to customer confusion.  Any claims or customer confusion related to our trademarks could negatively affect our business.

Litigation or other action may be necessary to enforce our intellectual property rights and protect our trade secrets.  If third parties apply to register our trademarks in the U.S. or other countries, we may oppose those applications and may be required to participate in proceedings before the regulatory agencies who determine priority of rights to such trademarks.  We currently are opposing applications for registration by a third party of our trademarks BioNeutralTM and YgieneTM; however, there can be no assurance that we will prevail with such opposition.  Such administrative proceedings and any other litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.  See “Item 3.  Legal Proceedings” of this Annual Report on Form 10-K.

To the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the extent as do the laws of the United States.  Many countries have a “first-to-file” trademark registration system.  As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks.  Our means of protecting our proprietary rights may not be adequate, and our competitors, or potential competitors, could independently develop similar technology.

It is possible that our products infringe upon the patents or violate the proprietary rights of others, which could have a material adverse effect on our business.

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

Because we have no experience selling, marketing or distributing products and no internal capability to do so, we may not be successful in marketing our products, which would adversely affect our results of operations.

We currently have no sales, marketing or distribution capabilities.  We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products.  Significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise.  There can also be no assurance that we will be able to develop in-house sales capabilities or that we will be able to market and sell our product in the United States or overseas, which would adversely affect the results of our operations.

We have no distribution capabilities and expect to rely primarily on product distribution arrangements with third parties.  We may license our technology to certain third parties for commercialization of certain applications.  We expect to enter into additional distribution agreements and licensing agreements in the future, and we may not be able to enter into these additional agreements on terms that are favorable to us, if at all.  In addition, we may have limited or no control over the distribution activities of these third parties.  These third parties could sell competing products and may devote insufficient sales efforts to our products.  As a result, our future revenues from sales of our products, if any, will depend on the success of the efforts of these third parties.

We expect to rely exclusively on a limited number of third parties to manufacture our products, and may be unable to distribute our products if any of our manufacturers are unable to manufacture our products in a timely manner or at all, which could adversely affect our results of operations.

We have no experience in manufacturing products and do not intend to establish our own manufacturing facilities.  We lack the resources and expertise to manufacture our own products.  If we receive the requisite approvals to market and sale any of our products, we intend to contract with one or more manufacturers to manufacture our products.  Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and in depending on the product formulation being manufactured may require registration, clearance or approval by the EPA or FDA.  This registration, clearance or approval would require testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of EPA or FDA registration, clearance or approval, if any.

•	Our third-party manufacturers might be unable to manufacture our products in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to distribute our products.

•
Pesticide manufacturers are subject to ongoing periodic unannounced inspection by the EPA and in some cases, the FDA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

 We expect to rely, in part, on third parties to develop Ogiene™ and Ygiene™ -based products and they may not do so successfully or diligently.

We will rely, in part, on third parties to whom we license rights to our technology to develop products containing Ogiene™ and Ygiene™ for many of the applications for which we believe Ogiene™ and Ygiene™ -based products have, or may have, market opportunities.  Generally, under our contractual relationships with these third parties, we rely on the third party to fund and direct product development activities and appropriate regulatory filings.  Any of these third parties may not be able to successfully develop such Ogiene™ and Ygiene™ -based products, due to, among other factors, a lack of capital, a lack of appropriate diligence, a change in the evaluation by the third party of the market potential for Ogiene™ or Ygiene™ -based products, technical failures and poorer than expected test results resulting from trial use of any products that may be developed.

If we are unable to timely fill orders for our products, our operations could be materially adversely impacted.

In order for us to successfully market our products, we must be able to timely fill orders for our product line. Our ability to timely meet our supply requirements will depend on numerous factors including our ability to successfully maintain an effective distribution network and to maintain adequate inventories and the ability of any manufacturer we engage to adequately produce our products in volumes sufficient to meet demand.  Our failure to adequately supply our products to retailers or of our manufacturer to adequately produce products to meet demand could materially adversely impact our operations.

Our failure to procure adequate supplies of raw materials could delay the commercial introduction or shipment and hinder market acceptance of our products, which could materially adversely affect our business.

If for any reason we are unable to obtain any of the raw materials in our products on a timely basis or at all or if the prices of such materials increase the commercial introduction and shipment of our products could be delayed or halted and the market acceptance of our products could be hindered, any or all of which could adversely affect our business.

Risks Related to Our Corporate Governance and Common Stock

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

The market price of our common stock is highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions or other business initiatives;
•	fluctuations in revenue from our products;
•	changes in the market for our products and/or in the capital markets generally;
•	changes in the demand for our products, including changes resulting from the introduction or expansion of new products;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our company (if any), our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to the our industry;
•	announcements by relevant governments pertaining to incentives for products utilizing our technology;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•
significant sales of our common stock, including sales by the investors following registration of the shares of our common stock issued in connection with the Share Exchange Agreement and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock.  In addition, the stock market in general, and the market for specialty chemical companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies.  These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

On the OTCBB, there will be a limited trading market for our common stock and you may not be able to resell your shares at or above the price at which you purchased your shares, or at all.

Our common stock is quoted on the OTCBB.  Trading volume of OTCBB stocks have been historically lower and more volatile then stocks traded on an exchange.  Quoting of our stock on the OTCBB could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any.  Trading on the OTCBB may also reduce the fair market value of our common stock and have an adverse effect on our ability to raise capital in the public of private equity markets or to acquire other companies or technologies by using common stock as consideration.

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

As of February 16, 2010, there were approximately 65,618,604 shares of our common stock and approximately 111 holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.  The shares of our common stock issued in connection with the consummation of the Share Exchange (other than shares of our common stock held by our Chief Executive Officer and one of our directors that are subject to a lock-up agreement), which is a large number of shares relative to the trading volume of our common stock, may be eligible for resale under Rule 144 following the date on which we file this Annual Report so long as the applicable conditions contained in Rule 144(i) are satisfied.  The market price of our common shares could fall if the holders of these shares sell them or are perceived by the market as intending to sell them.

Since our common stock is classified as a “penny stock,” our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We are subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks.  These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us.  It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future.  This classification severely and adversely affects any market liquidity for our common stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

The market for penny stock has experienced numerous frauds and abuses which could adversely impact subscribers of our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
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

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our inability to raise capital;
•	our failure to obtain the necessary regulatory approvals for our products;
•	the results of the current SEC investigation of our company;
•	the inability to obtain or retain customer acceptance of our products;

•	the failure of the market for our products to develop;
•	our inability to protect our intellectual property;
•	our inability to manage any growth;
•	the effects of competition from a wide variety of local, regional, national and other providers of products similar to our products;
•	changes in laws and regulations, including tax and securities laws and regulations and laws and regulations promulgated by the EPA, FDA and FTC.
•	changes in accounting policies, rules and practices;
•	changes in technology or products, which may be more difficult or costly, or less effective than anticipated; and
•	the other factors listed under this Item 1A - “Risk Factors.”

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.       PROPERTIES

Our executive offices are located at New Jersey Institute of Technology, 211 Warren Street, Newark, New Jersey 07103.  Our facilities located in Newark, New Jersey consist of approximately 519 square feet of office space and approximately 590 square feet of laboratory space.  We currently occupy this space pursuant to a lease, which began on September 1, 2009 and expires on August 31, 2010, subject to our option to renew the lease for an additional one year period on terms and conditions set forth therein.  Pursuant to the lease, we are required to pay rent in the amount of $2,834 per month.

We believe that our existing facilities are suitable as office and laboratory space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.

ITEM 3.       LEGAL PROCEEDINGS

On October 1, 2009, the SEC issued a formal order of investigation to us regarding possible securities laws violations by us and other persons.  The investigation concerns the process by which we became a publicly traded entity, trading in our shares, and disclosure and promotion of developments in our business.  The SEC has requested that we deliver certain documents to the SEC.  We have, and will continue to, fully cooperate with the SEC with respect to its investigation.

In April 2005, we filed in the USPTO an application for the registration of the trademarks BioNeutral™, Ogiene™ and Ygiene™, based on our intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, our applications for each of these trademarks were declared abandoned by the USPTO, since we inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, we refiled applications for each of these trademarks as well as our tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™; however, we learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene™ prior to our refiling of our applications.  Although we have filed with the Trademark Trial and Appeal Board oppositions to PURE Bioscience's applications and intend to pursue such oppositions vigorously, we cannot assure you that we will be successful with such opposition on a timely basis, if at all.

Our former chief financial officer, James Crane, has asserted that he is entitled to up to 147,210 shares of common stock pursuant to the terms of that certain Consulting Agreement, dated May 20, 2009, between the Company and James Crane (the “Crane Consultant Agreement”).  We assert that Mr. Crane is not entitled to any additional shares of common stock pursuant to the Crane Consulting Agreement or any other arrangement.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

ITEM 4.      (REMOVED AND RESERVED).

PART II.

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol “BONU.OB” since February 20, 2009; provided, however, that in February 2010, our symbol was appended with an “E” modifier to indicate FINRA’s belief that we are not in compliance with FINRA’s eligibility requirements, as discussed below.  Prior to February 20, 2009, there was no public trading market for our shares of common stock.  The following table sets forth the range of quarterly high and low sales prices of our common stock as reported for the periods indicated:

Quarter Ending	High	Low
April 30, 2009 (beginning February 20, 2009)	$1.56	$0.14
July 31, 2009	$0.75	$0.20
October 31, 2009	$2.79	$0.21

We failed to file timely this Annual Report on Form 10-K, which was due on February 16, 2010.  Because this was our second late filing of a periodic report under the Exchange Act, FINRA appended our symbol with an “E” modifier to indicate its belief that we are not in compliance with FINRA’s eligibility requirements and advised us that if we were to fail to file this Annual Report on Form 10-K within the 30-day grace period provided by FINRA, we would become ineligible for continued listing on the OTCBB.  Since we have filed this Annual Report on Form 10-K within the applicable grace period, we expect that the “E” modifier we will be removed from our symbol after we file this Annual Report on Form 10-K and FINRA determines that we remain eligible for continued listing on the OTCBB.

Holders
As of February 16, 2010, there were approximately 111 holders of record of our common stock.

Dividends

We have not paid any cash dividends to shareholders.  The declaration of any future cash dividends is at the sole discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Unregistered Sales of Equity Securities.

The following is a description of issuances of shares of our equity securities that were not registered under the Securities Act during the twelve months ended October 31, 2009 and which shares were not previously disclosed by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

As discussed in “Item 1. - Business” of this Annual Report on Form 10-K, during the first quarter of fiscal 2009, we entered into a consulting agreement with each of Khasar Investments Limited, Kachiun Investments Limited, Indus Limited, Orient Arts Limited and Style Asia Limited, pursuant to which we issued 1,500,000 shares of our common stock to Khasar Investments Limited, 800,000 shares of our common stock to Kachiun Investments Limited, 2,500,000 shares of our common stock to Indus Limited, 3,400,000 shares of our common stock to Orient Arts Limited and 3,100,000 shares of our common stock to Style Asia Limited.

On May 30, 2008, we issued 277,778 shares of our common stock for gross proceeds of $250,000 to Raj Pamani, a member of our Board of Directors.  On June 15, 2008, we issued 4,722,222 shares of our common stock, valued at $4,250,000 for compensation to Mr. Pamani for services provided to us.  Subsequently, Mr. Pamani transferred 3,000,000 shares.

As discussed in “Item 1. - Business” above, at the closing of the Share Exchange on January 30, 2009, we issued 600,000 shares of our common stock to six investors who held debentures of BioNeutral Laboratories and agreed to convert those debentures into shares of our common stock per the terms of the Share Exchange Agreement.

In January 2009, we issued 82,585 shares valued at $82,585 to James Crane, our former Chief Financial Officer in payment for services performed and for $10,000 in expenses incurred by the former Chief Financial Officer. In June 2009, we issued 450,000 shares valued at $295,200 for past services and future services to be performed.

In January 2009, we issued 260,000 shares to Dr. Andy Kielbania, our Chief Scientist, that had been granted prior to November 1, 2008 to compensate him for past wages that had not been paid to him.

In January 2009, we issued 416,090 shares of our common stock to members of our board of directors, of which 332,872 shares with a value of 332,872 had been granted prior to November 1, 2009 and 83,218 shares with a value of 83,218 were granted in January 2009.

In January 2009, we issued 750,000 shares of our common stock to Stephen Browand, our Chief Executive Officer, in lieu of cash compensation for his services.  The shares were valued at $750,000.

On May 9, 2009, we issued 100,000 shares of our common stock, valued at $24,000, to Angela Becker, pursuant to a consulting agreement in exchange for Ms. Becker’s consulting services to us.  We issued Ms. Becker an additional 100,000 shares of our common stock, valued at $26,000, on August 15, 2009 in exchange for additional consulting services.

On May 27, 2009, we issued 1,000,000 shares of our common stock to Michael D. Francis, a shareholder of our company, for an aggregate purchase price of $250,000.

On June 1, 2009, we issued 15,000 shares of our common stock to Vincent Mejia pursuant to a stock purchase agreement for an aggregate purchase price of $3,000.

On June 10, 2009, we issued 170,000 shares of our common stock to  Frank Lagalia pursuant to a stock purchase agreement for an aggregate purchase price of $50,100.  On the same date, we issued 200,000 shares of our common stock to Frank  Lagalia pursuant to a second stock purchase agreement for an aggregate purchase price of $50,000.

On June 30, 2009, we issued 100,000 shares of our common stock to Corporation Evolutions, Inc. as compensation for investor relations and corporate communications services provided to us pursuant to a consulting agreement, dated January 2009.  Under such agreement, Corporate Evolutions, Inc. was entitled to 50,000 shares of our common stock.  The additional 50,000 shares issued on June 30, 2009 were issued in lieu of cash compensation owed to Corporate Evolutions, Inc. pursuant to the agreement.

On July 6, 2009, we issued 130,000 shares of our common stock to Frank Lagalia pursuant to  a stock purchase agreement for an aggregate purchase price of $30,000.

On August 4, 2009, we issued 75,000 shares of our common stock to Rimon Resef for an aggregate purchase price of $20,000; 120,000 shares of our common stock to Lawrence Ruisi, for an aggregate purchase price of $30,000; 30,000 shares of common stock to William and Odette Walsh for an aggregate purchase price of $10,000, and 75,000 shares of common stock to Jay and Robin Merker for an aggregate purchase price of $25,000; and 30,000 shares to Alan Sonnerklar for an aggregate purchase price of $10,000.

On August 14, 2009 we issued Andres Fernandez $150,000 shares of our common stock pursuant to a stock purchase agreement for an aggregate purchase price of $30,000.

On August 15, 2009, we issued  Diane Giesel 340,000 shares of our common stock in exchange for her investor relations services provided to us.  On the same day, we issued J. Kevin Moran 60,000 shares of our common stock for his  investor relations  services provided to us.

On August 19, 2009, we issued 250,000 shares of our common stock to  Frank Lagalia pursuant to a stock purchase agreement for an aggregate purchase price of $50,000.

On August 20, 2009, we issued 150,000 shares of our common stock to Andres Fernandez pursuant to a stock purchase agreement for an aggregate purchase price of $30,000.

On August 24, 2009 we issued 7,500 shares of our common stock to Rajiv Lala as compensation for his  laboratory and general administrative  services to us.

On August 25, 2009, we issued 142,857 shares of our common stock to  John Lagalia pursuant to a stock purchase agreement for a purchase price of $100,000. On the same date we issued Mr. Lagalia an additional 333,333 shares of our common stock pursuant to a second stock purchase agreement for an aggregate purchase price of $100,000

On August 26, 2009, we issued 35,714 shares to Frank Lagalia pursuant to a stock purchase agreement for an aggregate purchase price of $25,000.

On August 27, 2009, we issued 105,264 shares of our common stock to Marc. C. Macri pursuant to a stock purchase agreement for an aggregate purchase price of $100,000; and 26,316 shares of our common stock to Raffi T. Khorozian pursuant to a stock purchase agreement for an aggregate purchase price of $25,000.

We issued shares of our common stock to several of our shareholders as a conversion of their BioNeutral Laboratories shares into BioNeutral Group shares. On September 30, 2009, we issued 270,000 shares of our common stock to Toltec Holdings Pty Ltd for such conversion.  On October 8, 2009, we issued 3,000 shares to David Hollander and 30,000 shares to Steven J. Hollander for such conversion.

On October 23, 2009, we issued 142,977 shares of our common stock to Frank Lagalia for an aggregate purchase price of $125,000 and  10,000 shares of our common stock to Donald A. Goldman as compensation for his service on our scientific advisory board.

On November 13, 2009, we issued (i) an unsecured promissory note to Michael D. Francis, a shareholder of our company, in the amount of $250,000 (the “First Francis Note”), and (ii) an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 (the “Capara Note”), which issuances resulted in gross proceeds to us of $500,000.  The sole member of Capara, Raj Pamani, is a member of our Board of Directors.  We issued  another unsecured promissory note to Mr. Francis on February 12, 2010, containing the same terms and conditions as the First Francis Note (the “Second Francis Note”), which resulted in gross proceeds to us of $250,000.  We also issued another unsecured promissory note to Capara on March 9, 2010, containing the same terms and conditions as the First Capara Note (the “Second Capara Note" and collectively with the First Francis Note, the First Capara Note and the Second Francis Note, the "Shareholder Notes") $250,000. On March 15, 2010, Michael Francis loaned $100,000 to us on the same terms as those contained in the First Francis Note and has agreed to loan an additional $150,000 to us on March 31, 2010 on the same terms as the First Francis Note.  We and Michael Francis intend to enter into an unsecured promissory note in respect of such borrowings containing substantially the same terms as the First Francis Note.

Each of the Shareholder Notes (i) bears an 8% annual interest rate, (ii) is due and payable in cash on the fifth anniversary of the date of issuance, and (iii) upon consummation of a “Qualified Financing” (as defined in the Shareholder Notes), will automatically be exchanged for, at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Shareholder Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of each Shareholder Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Shareholder Notes defines  “Qualified Financing” as  an investment in securities of our company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Shareholder Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Shareholder Note or by the holder of any other 8% Exchangeable Promissory Note) in the Qualified Financing.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act for all such issuances of our common stock described above.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion contains forward-looking statements and involves risks and uncertainties, including, but not limited to, those described under “Item 1. Business-Risk Factors” of this Annual Report on Form 10-K.  Actual Results may differ materially from those contained in any forward-looking statements.  The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Company Overview

We are a specialty chemical corporation seeking to develop and commercialize a novel combinational chemistry-based technology which we believe can, in certain circumstances, neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.  We are focused on developing and commercializing two classes of product formulations: (1) antimicrobials, which are formulations designed to kill certain harmful microscopic living organisms, and (2) bioneutralizers, which are formulations designed to destroy certain agents that are noxious and harmful to health and/or the environment.  We have not marketed any of our products and have not generated any meaningful product revenue to date.

We currently are focused on the development and commercialization of two classes of product formulations, antimicrobrials and bioneutralizers.  We refer to our antimicrobial formulations as our Ygiene™ products and our bioneutralizer formulations as our Ogiene™ products.  Our YgieneTM products are being developed to kill certain harmful microbes, including virulent gram and bacteria (which cause staph infections), viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  Our Ogiene™ products are being developed to eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain green¬house gases such as carbon dioxide and sulfur dioxide.

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which vary substantially from country to country.  The marketing and sale of our YgieneTM products in the United States, is subject to EPA registration and in some cases, FDA clearance, and we cannot market and sell any of such products in the United States until such registration or clearance is obtained.  We do not believe the marketing sale of our OgieneTM products are subject to EPA registration or FDA clearance.  We have not sold any of our YgieneTM or OgieneTM products to date.  We currently are focusing our efforts and resources on obtaining the registrations, clearances and approvals necessary to marketing and selling our YgieneTM products in the United States; however, we cannot assure you that we will be have the financial resources to do so or that such registrations, clearances and approvals will be obtained on a timely basis, if at all.

Accounting Treatment

On January 30, 2009, we entered into a Share Exchange Agreement with BioNeutral Laboratories pursuant to which we agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of our common stock.   Additionally, at the closing of the Share Exchange, we issued 600,000 shares of our common stock to six holders of debentures of BioNeutral Laboratories and agreed to convert those debentures into 600,000 shares of our common stock pursuant to the terms of the Share Exchange Agreement.

In connection with the Share Exchange, certain shareholders of BioNeutral Laboratories delivered the Share Exchange Consents to BioNeutral Laboratories approving the execution and delivery by BioNeutral Laboratories of the Share Exchange Agreement.  Such persons are referred to herein as the “Consenting Shareholders.”   The Share Exchange Consents did not specify the number of shares of common stock of BioNeutral Laboratories to be exchanged by the Consenting Shareholder.  Schedule II to the Share Exchange Agreement, however, contained a list of holders of common stock of BioNeutral Laboratories (certain of which shareholders also held Series A Preferred Stock of BioNeutral Laboratories), shares of our common stock to be issued to such shareholders, and shares of our common stock to be issued to holders of the Series A Preferred Stock of BioNeutral Laboratories.

Approximately 86% of BioNeutral Laboratories common shareholders exchanged their shares of common stock of BioNeutral Laboratories for shares of our common stock (including 65% of the outstanding shares of the Series A Preferred Stock of BioNeutral Laboratories on an as-converted basis).  We issued approximately 42.1 million shares of our common stock in respect of the exchanged shares of common stock of BioNeutral Laboratories.  As a result of the Share Exchange, BioNeutral Laboratories shareholders held approximately 66% controlling interest in the combined entity, after giving effect to the Share Exchange.

Since the owners and management of BioNeutral Laboratories possessed voting and operating control of the combined company after the Share Exchange, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by FASB ASC 805-40 and corresponding ASC 805-10-55-10, 12 & 13.  Under this accounting, the entity that issues shares (our company – the legal acquirer) is identified as the acquiree for accounting purposes.  The entity whose shares are acquired (BioNeutral Laboratories) is the accounting acquirer.

In addition, we were characterized as a non-operating public shell company, pursuant to SEC reporting rules. The SEC staff considers a reverse-acquisition with a public shell to be a capital transaction, in substance, rather than a business combination. The transaction is effectively a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that the transaction was consummated at book value and no goodwill or intangible assets were recognized.

For SEC reporting purposes, BioNeutral Laboratories is treated as the continuing reporting entity that acquired Moonshine Creations, Inc. (the historic shell registrant).  The reports filed after the transaction have been prepared as if BioNeutral Laboratories (accounting acquirer) were the legal successor to Moonshine’s reporting obligation as of the date of the acquisition.  Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of BioNeutral Laboratories, for all periods presented.

As referenced above, approximately 14% of BioNeutral Laboratories shareholders did not participate in the exchange of their shares of common stock of BioNeutral Laboratories for shares of our common stock.  Those shareholders are treated as a minority interest in our financial statements in accordance with FASB ACS 805-40-30-3.  The assets, liabilities and operations underlying the shares of common stock of BioNeutral Laboratories and our company are identical.  However, the shares representing the ownership of our company reflect the combined entity after the Share Exchange, while the shares of common stock of BioNeutral Laboratories represent ownership of only that legal entity.  In connection with the reverse acquisition and recapitalization, all share and per share amounts of BioNeutral Laboratories were retroactively adjusted to reflect our legal capital structure pursuant to FASB ASC 805-40-45-1.

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2010 is focused on leveraging developments in the European Union for our Ygiene™ professional disinfectant product and continuing our work within the regulatory process of the U.S. for EPA registration.  Our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product were registered with the German Bundesanstalt für Arbeitsschutz und Arbeitsmedizin, a German government sanctioned institute for safety and health, on January 5, 2010 and November 30, 2009, respectively.  As a result of such registrations, we are permitted to sell such Ygiene™-based products in Germany, although we have not sold any of our products in Germany and currently do not have adequate resources to attempt to make any such sales or to have our products manufactured for sale.  Similar regulatory registration is anticipated with additional major members of the European Union during fiscal year 2010.  We believe these registrations present us with a strong and dynamic platform for accessing well developed global markets for commercial use of our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product.

Currently, we are focusing our efforts on the development and commercialization of a Ygiene™ formulation for the Hospital and Industrial Application.  We are developing our Ogiene™ products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene™ formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.

We believe that our products can offer a superior solution that addresses needs not currently being met in the marketplace for combating bacteria, viral and spore based threats.  We further believe that our products can provide a distinct advantage when distinguishing them from those that are currently in use in our targeted markets. In addition, our core product is flexible and adaptable for multiple applications.  Industry or use specific modifications made by our professional scientist allow our products to be readily customized to the demands of multiple unique markets.

We are emphasizing these strategic advantages as part of our brand development efforts to overcome competitive barriers to entry in markets that are driven by large, established organizations.  The markets for our Ogiene™ and Ygiene™ products and each of their potential channels are highly competitive. We have a number of competitors that vary in size and scope and breadth of products offered.  Such competitors include some of the largest corporations in the world, and we believe substantially all of our competitors have greater financial resources than we do, including in the areas of sales, marketing, branding and product development.  We expect to face additional competition from other competitors in the future.

Because Ogiene™ and Ygiene™ are new formulations, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products in our relevant target markets. Even if our Ogiene™ and Ygiene™ formulations may have technological competitive advantages over competing products, we or potential distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders.  Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us.  To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us.  We recognize that innovative marketing methods may be required in order to establish our products, and that such methods may not be successful.

Results of Operations

Comparison of Results of Operations for Fiscal Year Ended October 31, 2009 (“fiscal 2009”) and Ten Months Ended October 31, 2008 (“fiscal 2008”).

Revenues:  We have not generated material revenues. To date, our efforts have been focused on development of our products and obtaining regulatory approvals for their sale and distribution in the United States and international markets.

Operating Expenses:  Reported operating expenses for fiscal 2008 were for a short fiscal year of ten months. This resulted from a change in fiscal year from December 31 to October 31, in connection with the reverse acquisition. This should be taken into account when comparing activity with fiscal 2009, which covered a full twelve months.

Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our patents.

Selling, general & administrative (“SG&A”) expenses for fiscal 2009 included non-cash stock-based compensation to employees of $1,648,045, primarily for agreements with our new Chief Executive Officer and prior Chief Financial Officer.  In addition, approximately $12 million of non-cash stock based compensation expense was reported for amounts paid for services to non-employees.  Business development agreements entered into with entities responsible for advancing our market access in Asia and the European Union accounted for approximately $11 million of such expense.   Of that amount, $8,050,091was reflected as a charge off in the fourth quarter upon management’s determination that the related prepaid asset balance was not recoverable (see full discussion in Note 14 to the financial statements).

The fiscal 2009 amount reflects a significant increase over the fiscal 2008 stock-based compensation expense of $4,596,740, which primarily reflected a one-time issuance to a director for services provided to the company in advancement of its market development objectives.

SG&A costs for fiscal 2009 that were paid or payable in cash include approximately $172,000 related to our agreement with the Chertoff Group, L.L.C., an aggregate of approximately $270,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company, and $95,000 for independent consulting expenses.  In addition, there were significant increases in legal and accounting expenses related to the Share Exchange involving BioNeutral Laboratories Corp USA, and us becoming a public company.  Total legal and accounting expenses reported for fiscal 2009 were approximately $674,000.

Amortization & depreciation increased to $627,301 in fiscal 2009 from the $363,818 reported in fiscal 2008, as a result of the increased investment in our patents.  This resulted from acquiring the remainder of the licensing rights for all geographic regions in 2009, in exchange for shares of our common stock.

We anticipate operating expenses will increase for fiscal 2010.  We anticipate increased legal, accounting and investor relations fees related to being public and the regulatory processes involved with registration, clearance or approval of our products for sale in global markets.  We also anticipate we will need to add up to five additional employees to our professional and support staff, as part of our growth and development.

Net Loss:  We experienced a net loss from operations before consideration of our minority interest of $ 15,598,163 for fiscal 2009.  The discussion of operating expenses identifies the elements of the net loss.  In 2008 our net loss was $5,218,386.  We anticipate we will experience a net loss in fiscal 2010 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Liquidity and Capital Resources

We had $139,663 of cash and cash equivalents at October 31, 2009.  Cash used by operations for fiscal 2009 was $ 1,621,763 . The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with becoming a public company and daily operations of the business, including rent and travel and laboratory costs.  Costs associated with developing and filing our patents used an additional $ 8,467 of cash.

In fiscal 2009, we raised $1,689,802 of cash from the issuance of our capital stock to fund operations.  We received $600,000 from conversion of 90-day debentures issued in connection with the Share Exchange in the first quarter, $450,000 from a private placement in the fourth quarter, and approximately $695,000 from investments made by private investors throughout the fiscal year.

As of October 31, 2008, we had cash and cash equivalents of $85,938.  Net cash used in operating activities for the ten months ended October 31, 2008 was $ 263,826 . We operated in fiscal 2008 without a revenue-generating business model.  We struggled with cash flow limitations and were still working to successfully develop our technology, know-how, and trade secrets into commercialized products or applications.

Our cash flow from financing activities totaled $375,265 during the ten months ended October 31, 2008.  We raised funds in fiscal 2008 through a private placement of $360,000 and through various smaller debt financing transactions.  Our cash flows used in investing activities totaled $ 32,301 , of which costs associated with developing and protecting our patented technology totaled $ 37,808 during the ten months ended October 31, 2008.  An additional $1,493 was invested in equipment and $7,000 was received as proceeds from the sale of marketable securities.

Our financial statements, as contained in this Form 10-K, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  We are not currently generating revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives.  While we have been able to use our shares of common stock to fund a substantial balance of our operating costs, we do not expect that our funds will be sufficient to meet our anticipated needs through April 20, 2010 and we will need to raise additional capital during fiscal 2010 to fund the full costs associated with our growth and development.  There can be no assurances that we will be successful in raising additional capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Restatement of Prior Financial Statements

As stated in our Current Report on Form 8-K filed with the SEC on February 18, 2010, our Board of Directors has concluded that there were errors in the following financial statements (the “Subject Financial Statements”) and that the Subject Financial Statements should no longer be relied upon:

•
for the year ended December 31, 2007, the year ended December 31, 2006, the nine month period ended September 30, 2008 and the nine month period ended September 30, 2007, each included in our Current Report on Form 8-K filed on February 5, 2009;

•	for the ten months ended October 31, 2008 and included in our Transition Annual Report on Form 10-KT filed on June 24, 2009;

•	for the three months ended January 31, 2009 and included in our Quarterly Report on Form 10-Q filed on March 23, 2009;

•	for the three months ended April 30, 2009 and included in our Quarterly Report on Form 10-Q filed on June 24, 2009; and

•	for the three months ended July 31, 2009 and included in our Quarterly Report on Form 10-Q filed on September 21, 2009.

We anticipate that, at a minimum, we will:

•	Make adjustments to the beginning balance of stockholders’ equity for each fiscal quarter or year end contained in the Subject Financial Statements.

•
Reduce our capital and deficit calculations contained in the Subject Financial Statements based on a revaluing from the stated value of $5 per share to the fair value of $1 per share of 7,832,800 shares of common stock issued in 2005 for non-cash consideration.  7,000,000 of such shares were issued in connection with our acquisition of patent rights; the balance was issued as compensation.  The asset value of the patent was previously written down to its fair value in fiscal year 2006.  This adjustment would address all corresponding amounts included in our capital and deficit accounts related to the original $5 a share valuation and patent write-down.

•
Reverse a previously reported liability of approximately $1.1 million related to the issuance of warrants in 2005.  We historically treated such warrants as having a feature for issuing a variable amount of shares, thereby creating an obligation under U.S. generally accepted accounting principles ("GAAP").  We anticipate recording such warrants as standard equity instruments with no obligation to redeem the warrants or to issue a variable amount of shares pursuant to the warrants.

•	Expand the related party transaction disclosures in the Notes to certain of the Subject Financial Statements.

In addition, the Subject Financial Statements for the interim periods of our fiscal year ended October 31, 2009 reflect a minority interest of 19% interest in BioLabs.  We believe that this figure will be adjusted to reflect a 14% minority interest in BioLabs.   We do not have records of certain common stockholders of BioLabs as participating in the exchange of their shares of BioLabs common stock for shares of our common stock pursuant to the Share Exchange Agreement.  Accordingly, until such time as we locate such records or such stockholders of BioLabs are able to confirm such participation in accordance with the terms of the Share Exchange Agreement, we have determined that we will treat such persons as part of a 14% minority interest in BioLabs.  See discussion under “Item 9A.  Controls and Procedures” of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain.  These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements.  Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

Stock-Based Payments – Significant amounts of our shares of common stock are issued as payment to employees and non-employees for services and periodically as consideration for acquisition of assets.  These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in our consolidated financial statements for certain of our assets and expenses.  For historic fiscal years when there was not an observable active, liquid market for our shares, the valuation of the shares issued in a non-cash share payment transaction relied on observation of arms-length transactions where cash was received for our shares, before and after the non-cash share payment date.

Impairment of long-lived assets - Long-lived assets, such as property and equipment and definite-life intangible assets (i.e. patents) are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB ASC 360-10-35-17 thru 35-35 “Measurement of an Impairment Loss”.  We assess the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets.  If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded.  Management estimates future cash flows using assumptions about expected future operating performance.  Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations.  Our patents were tested for impairment as of October 31, 2009 by an independent valuation specialist.  Forecasted undiscounted future cash flows exceeded the carrying amount of the assets indicating that the assets were not impaired.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Currently, we have no exposure to foreign currency risk as all our sales transactions, assets and liabilities are denominated in the U.S. dollar.

Interest Rate Risk

Our exposure to interest rate risk is limited to interest earned from our money market accounts and our interest expense on short-term and long-term borrowings. As of October 31, 2009, our cash included approximately $122,000 of money market bank accounts. Due to the fact that money market accounts are available for withdrawals on a daily basis and traditional investments are of a short term duration, an immediate 10% change in interest rates would not have a material effect on the fair market value of our money market accounts. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our money market accounts.  Substantial increases in short-term and long-term borrowings to fund growth or make investments, combined with actual changes in interest rates could adversely affect our future results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and
Stockholders of BioNeutral Group, Inc.

We have audited the accompanying consolidated balance sheets of BioNeutral Group, Inc. as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2009 and the ten months ended October 31, 2008. BioNeutral Group, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

During the first quarter of 2009, the Company entered into Consulting Agreements whereby shares of restricted common stock were issued for future services. The details of these agreements are disclosed in Notes 13 and 14. The 2009 statement of operations contains a significant charge off related to these agreements as disclosed in Note 14.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioNeutral Group, Inc. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended October 31, 2009 and the ten months ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company had a working capital deficiency of approximately $425,000 as of October 31, 2009, a net loss of approximately $15.6 million for the year ended October 31, 2009, and an accumulated deficit of approximately $46.3 million as of October 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Bartolomei Pucciarelli, LLC
Bartolomei Pucciarelli, LLC

Lawrenceville, NJ
March 17, 2010

BIONEUTRAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2009 and 2008

	October 31, 2009	October 31, 2008 Restated
ASSETS
Current Assets
Cash	$139,663	$85,938
Accounts Receivable	2,825	-
Inventory	2,925	-
Prepaid Expenses (Note 5)	192,007	-
Prepaid Expenses - Related Parties (Note 5)	438,668

Total Current Assets	776,088	85,938

Property & Equipment (Note 6)	1,206	1,457
Patents (Note 7)	11,739,033	7,422,132
Other Assets	2,500	1,250

TOTAL ASSETS	$12,518,827	$7,510,777

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable & Accrued Expenses (Note 8)	$1,169,521	$481,981
Related Party Payables (Note 9)	31,412	88,416
Current Liabilities	1,200,933	570,397

TOTAL LIABILITIES	1,200,933	570,397

Commitments & Contingencies (Note 15)

Minority Interest (Note 11)	901,945	-

Stockholder’s Equity (Note 11)

Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 279,991 and 279,991 issued and outstanding at October 31, 2009 and 2008 respectively.	280	280
Preferred Stock, $.001 par value; 4,200,000 shares authorized, 0 shares issued and outstanding at October 31 2009 and 2008.	-	-
Common Stcok, $.00001 Par Value; 200,000,000 shares authorized, 60,849,200 shares and 22,841,415 shares issued and outstanding at October 31, 2009 and 2008 respectively	608	228
Additional Paid-in Capital	56,675,657	44,860,743
Accumulated Deficit (Note 16)	(46,260,596)	(37,920,871)
Total Stockholders’ Equity	10,415,949	6,940,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,518,827	$7,510,777

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended October 31, 2009	Ten Months Ended October 31, 2008 Restated

Revenues	$2,825	$-
Cost of revenues	5,879	-
Gross Profit (Loss)	(3,054)	-
Operating Expenses
Depreciation and Amortization	627,30 1	363,818
Other Selling, General and Administrative Expenses	6,918,33 5	4,845,151
Charge off of prepaid distribution agreements (Note 14)	8,050,091	-
Total operating Expenses	15,595,727	5,208,969
Loss from operations	(15,598,781)	(5,208,969)
Other Income and Expenses	618	(9,417)
Net Loss Before Income Taxes	(15,598,163)	(5,218,386)
Provision for Income Taxes	-	-
Loss from operations before minority interest	(15,598,163)	(5,218,386)
Net Loss Attributed to Minority Interest	2,146,831	-
Net Loss	$(13,451,332)	$(5,218,386)

Basic and Diluted Net Loss Per Share	$(0.27)	$(0.26)
Weighted Average Number of Common Shares Used to Compute Basic and Diluted Loss per Share	48,980,206	20,258,202

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months ended October 31, 2009	Ten Months Ended October 31, 2008 Restated
CASH USED IN OPERATING ACTIVITIES
Net loss	$(13,451,33 2)	$(5,218,386)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities
Charge Off of Prepaid Distribution Agreements Paid in Shares	8,050,091
Stock based Compensation	4,995,560	4,596,740
Depreciation and Amortization	627,301	363,818
Net Loss Attributed to Minority Interest	(2,146,831)	-
Forgiveness of Debt	(2,251)	-
(Gain) or Loss on Sale of Marketable Securities	-	4,550
Changes in Operating Assets and Liabilities
(Increase) in Accounts Receivable	(2,825)	-
(Increase) in Inventory	(2,925)	-
(Increase) in Prepaid Expenses	(169,608)	-
(Increase) in Other Assets	(1,250)	(125)
(Increase) (Decrease) in Accounts Payable and Accrued Expenses	482,30 7	(10,423)
NET CASH USED IN OPERATING ACTIVITIES	(1,621,763)	(263,826)
CASH USED IN INVESTING ACTIVITIES
Expenditures for Patentable Technology and Associated Patent Costs	(8,467)	(37,808)
Purchase of Property and Equipment	-	(1,493)
Net Proceeds From Sale of Marketable Securities	-	7,000
NET CASH USED IN INVESTING ACTIVITIES	(8,467)	(32,301)

CASH PROVIDED BY FINANCING ACTIVITIES
Net Proceeds From Issuance of Stock	1,689,802	370,000
Payment of Financing Fees	-	(10,000)
Increase (Decrease) in Related Party Payables	(5,847)	8,408
Proceeds From Promissory Notes	-	6,857
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,683,955	375,265

NET INCREASE IN CASH & CASH EQUIVALENTS	53,725	79,138
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	85,938	6,800
CASH & CASH EQUIVALENTS, END OF PERIOD	$139,663	$85,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$3,517	$-

Cash Paid for Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash Patent Cost Additions	$205,232	$236,015
Cancellation of Debt Upon Issuance Shares of Common Stock	$30,000	$260,000
Issuance of Common Stock to Cancel Promissory Note-Director	$20,000	$-
Issuance of Common Stock in Lieu of Expense reimbursement and Cash compensation	$10,000	$-
Issuance of Common Stock in Exchange for Intellectual Property	$4,730,250	$-
Issuance of Common Stock for Prepaid Consulting Contracts	$11,300,000	$-

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares Issued	Par $ 0.001	Shares Issued	Par $0.00001	$	Additional Paid-in Capital	$	Other Comprehensive Loss	$	Accumulated Deficit	$	Total
Restated Balance, December 31, 2007 (Note 16)	279,991	$280	17,721,415	$177		$39,644,054		$(4,550)		$(32,702,485)		$6,937,476
Issuance of stock for cash	-	-	397,778	4		359,996		-		-		360,000
Stock Issuance on Conversion of debt	-	-	-	-		260,000		-		-		260,000
Stock Based Compensation	-	-	4,722,222	47		4,596,693		-		-		4,596,740
Unrealized Loss on Available for Sale Marketable Securities	-	-	-	-		-		4,550		-		4,550
Net Loss for the Ten Months ended October 31, 2008	-	-	-	-		-		-		(5,218,386)		(5,218,386)
Restated Balance, October 31, 2008 (Note 16 )	279,991	280	22,841,415	228		44,860,743		0		(37,920,871)		6,940,380
Issuance of Shares for Cash	-	-	3,909,538	39		1,689,762		0		0		1,689,80 1
Stock Issuance on Conversion of debt			125,000	1		49,999						50,000
Stock Based Compensation-Employees and Board and Board			1,958,675	20		1,211,577						1,211,59 7
Stock Based Compensation-Consulting Services			12,782,500	128		12,305,880						12,306,008
Acquisition of Patent Rights for Stock			5,800,000	58		4,730,192						4,730,250
Shares issued to record reverse merger			19,065,000	191		(12,170)						(11,979)
Adjustments for Minority Interest			(6,040,928)	(60)		(8,591,245)				5,421,935		(3,169,370)
Conversions to controlling interest			303,000	3		430,91 9				(310,328)		120,594
Share issuance paid in prior period			105,000									0
Net Loss										(13,451,332)		(13,451,332)
Balance, October 31, 2009	279,991	$280	60,849,200	$608		$56,675,65 7		-		$(46,260,596)		$10,415,949

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Nature of Business & Organization

BioNeutral Group, Inc (the “Company”) is a specialty chemical company seeking to develop and commercialize a novel combinational chemistry-based technology which we believe in certain circumstances may neutralize harmful environmental contaminants, toxins and dangerous micro-organisms, including bacteria, viruses and spores.  Our business operations are conducted through BioNeutral Laboratories Corporation USA, a corporation organized in Delaware in 2003, (“BioLabs”)

In January 2009 the Company conducted reorganization and recapitalization through a transaction accounted for as a reverse acquisition with a public shell corporation. See Note 4 to these financial statements for a full discussion of the transaction and its effect on the presentation of the financial statements.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements reflect the Company’s controlling interest in BioLabs.

Minority Interest

A minority interest (“minority interest”) was created as a result of the Company’s reorganization and recapitalization with a public shell corporation, as discussed in Note 4. The minority interest arose because our records indicate that 14% of the shareholder’s of the accounting acquirer in the transaction, BioLabs, did not participate in the exchange of their shares of common stock of BioLabs for shares of common stock of the Company. In all material respects, the shares of the Company and the shares of the common stock of BioLabs included in the minority interest represent different legal instruments conveying mirror ownership claims to the same underlying net assets and operations, as reflected in these consolidated financial statements

Management Estimates

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that may affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to amounts in prior years to conform to current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

Long-Lived Assets

Long-lived assets, such as property and equipment and definite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB ASC 360-10-35-17 thru 35-35 “Measurement of an Impairment Loss”. The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to the Company’s business operations.

Intangible Assets

Definite-lived intangible assets, such as acquired patents are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

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

Ordinary maintenance and repair expenses are charged to income when incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Valuation allowances are established in accordance with FASB ASC 740, “Income Taxes,” to reduce deferred tax assets to the amount expected to “more likely than not” be realized in future tax returns. Tax law and rate changes are reflected in the period such changes are enacted. The Company recognizes uncertain tax positions in accordance with FASB ASC 740-10-25. In accordance with this guidance, the Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. See Note 11, Income Taxes.

Fair Value of Financial Assets and Liabilities

Effective November 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), except as it applies to the non-financial assets and non-financial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Comprehensive Income (Loss)

In accordance with FASB ASC 220, “Comprehensive Income,” the Company reports accumulated other comprehensive income (loss) in its Consolidated Balance Sheets. Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) losses on marketable securities held by the Company, which are included in the consolidated statement of shareholders’ equity.

Stock-Based Compensation

The Company has a formal stock option plan. The Company to date has not issued any stock options to any employees or directors. However, the Company has offered employee stock-based compensation, principally in the form of shares of common stock and on limited occasions, warrants to purchase shares of common stock. Prior to November 1, 2006, the Company accounted for those stock-based compensation awards using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeded the exercise price of the stock-based award.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which revises SFAS 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.

In March 2005, the Staff of the SEC issued SAB No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC Staff regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. The SEC Staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of SFAS 123 (R).

Effective with the adoption of the FASB Accounting Standards Codification in September 2009 (discussed under Recent Accounting Pronouncements herein), the Company references ASC 720-10 for stock based compensation reporting.

Stock-Based Payments

Significant amounts of the Company’s shares of common stock have been issued as payment to employees and non-employees for services and periodically as consideration for acquisition of assets. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under FASB ASC 260, if the additional common shares are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the year ended October 31, 2009 and the ten months ended October 31, 2008. Therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of October 31, 2009 and 2008.

	10/31/2009	10/31/2008
Warrants to Purchase Convertible Series A Preferred Stock	-	250,000
Warrants to Purchase Common Stock	-	1,250,000
Convertible Series A Preferred Stock	2,799,910	2,799,910
	2,799,910	4,299,910

In connection with the reverse acquisition disclosed in Note 4, net income (loss) per share was calculated in accordance FASB ASC 805-40-45-4 and 45-5.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial assets and financial liabilities at fair value rather than historical value. Unrealized gains and losses on items for which the fair value option is elected are reported in earnings. This statement was effective for the Company beginning November 1, 2008 and the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by generally accepted accounting principles.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement was effective for the Company beginning with the quarter ended July 31, 2009.

Prospective Accounting Changes - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company for the fiscal year beginning November 1, 2008. The adoption did not have an effect on the Company. In January 2008, the FASB issued FASB Staff

Position (FSP) FAS 157-2 to defer SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP provides examples to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active. This position provides additional fair value disclosure and was effective for the Company beginning November 1, 2009.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement establishes the principles and requirements for how an acquirer: recognizes and measures the assets acquired, liabilities assumed, and non-controlling interest; recognizes and measures goodwill; and identifies disclosures. This statement is effective for the Company for business combinations entered into on or after November 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement establishes reporting standards for non-controlling interests in subsidiaries. This statement changes the presentation of non-controlling interests in subsidiaries in the financial statements for the Company beginning November 1, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codificationtm (Codification) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (SEC) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. All references to GAAP in the Consolidated Financial Statements will use the new Codification numbering system and is effective for the Company beginning with the quarter ending October 31, 2009. The Codification does not change or alter existing GAAP therefore it will have no impact on the Company’s Consolidated Financial Statements.

Note 3 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no significant revenues and has generated losses from operations. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic plan and/or recognize revenue from its intangible assets and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurance the Company will be able to continue as a going concern.

At October 31, 2009, the Company had negative working capital of $(424,845). For the year ended October 31, 2009 the Company incurred an operating loss of $(15,598,164) and since inception has accumulated a deficit of $(46,260,596).

Note 4 - Reverse Acquisition: BioLabs

On January 30, 2009, the Company (formerly called Moonshine Creations Inc. (“Moonshine”)) entered into a share exchange agreement (the “Share Exchange Agreement”) with BioLabs pursuant to which the Company agreed to issue to the shareholders of BioLabs 45,000,000 shares of its common stock (the “Share Exchange”).

Additionally, at the closing of the Share Exchange, the Company issued 600,000 shares of its common stock to six holders of debentures of BioLabs and agreed to convert those debentures into 600,000 shares of the Company’s common stock pursuant to the terms of the Share Exchange Agreement.

In connection with the Share Exchange, certain shareholders of BioLabs delivered shareholder consents (collectively, the “Share Exchange Consents”) to BioLabs approving the execution and delivery by BioLabs of the Share Exchange Agreement. Such persons are referred to herein as the “Consenting Shareholders”. The Share Exchange Consents did not specify the number of shares of BioLabs common stock to be exchanged by the Consenting Shareholder. Schedule II to the Share Exchange Agreement, however, contained a list of holders of BioLabs common stock (certain of which shareholders also held BioLabs Series A Preferred Stock), shares of Company common stock to be issued to such shareholders, and shares of Company common stock to be issued to holders of BioLabs preferred stock.

Based on the Share Exchange Consents, the Company caused to be delivered to its transfer agent instructions to issue stock certificates representing 42,649,500 shares of its common stock in accordance with Schedule II to the Share Exchange Agreement.  The Company did not receive Share Exchange Consents in respect of each share of common stock that was issued by the Company's transfer agent and the Company believes that stock certificates representing approximately 1,011,362 shares of common stock may have been delivered to those persons who did not deliver a Share Exchange Consent.

In addition, the Company's records indicate that (i) the Company did not receive stock certificates representing shares of  BioNeutral Laboratories common stock for cancellation from the Consenting Shareholders, and (ii) the Company did not cause to be delivered the applicable stock certificates representing shares of common stock issued in the Share Exchange to certain of the Consenting Shareholders.  Accordingly, the Company intends to request that (i) with respect to each Consenting Shareholder who received a stock certificate, such stockholder affirm its consent, which we refer to as a “Consenting Shareholder Acknowledgement”, and deliver to the Company for cancellation its certificates representing BioNeutral Laboratories common stock; and (ii) with respect to each Consenting Shareholder who did not receive a stock certificate, such stockholder deliver to the Company a Consenting Shareholder Acknowledgment and deliver to the Company for cancellation its certificates representing BioNeutral Laboratories common stock, each in advance of the Company delivering the applicable stock certificate.

With respect to any shareholder of BioNeutral Laboratories who is not able to confirm that it previously delivered a Share Exchange Consent, the Company is going to evaluate offering to such persons the ability to exchange their shares of common stock of BioNeutral Laboratories for shares of the Company's common stock on the same terms as would have occurred had such exchange occurred at the time of the consummation of the Share Exchange.  Although there can be no assurance as to the determination it may make, if it were to make such offer, it would likely request that each such stockholder deliver to it a consent that is similar to a Share Exchange Consent and deliver to it for cancellation its certificates representing BioNeutral Laboratories common stock, each in advance of the Company delivering the applicable stock certificate.   With respect to shareholders of BioNeutral Laboratories who did not deliver a Share Exchange Consent and to whom the Company may have caused to be issued stock certificates for shares of its common stock, it intends to request a Consenting Shareholder Acknowledgment from each of such persons.

With respect to holders of Series A preferred stock of BioNeutral Laboratories who did not receive shares of the Company's common stock in exchange for such preferred stock, the Company intends to offer to such persons 2,799,910 shares of common stock in exchange for their shares of Series A preferred stock, in accordance with Schedule II to the Share Exchange Agreement.  The Company intends to request that such persons execute and deliver a share exchange agreement evidencing such exchange.

For purposes of preparation of these financial statements, the Company does not treat as outstanding any shares of common stock issued pursuant to the Share Exchange and for which the Company does not have a record of receiving a Share Exchange Consent.  The Company made this determination despite the fact that certificates representing certain of such shares of its common stock may have been delivered to the applicable shareholder.  There can be no assurance that any person in possession of such shares of common stock but who did not deliver the applicable Share Exchange Consent will not claim ownership of such shares.

Approximately 86% of BioLabs common shareholders exchanged their BioLabs shares of common stock for shares of common stock of the Company (including 65% of the Series A Preferred Stock of BioLabs on an as-converted basis). The Company issued approximately 42.1 million shares to acquire all of the exchanged shares of Bio Labs. As a result of the Share Exchange, BioLabs held an approximately 66% controlling interest in the combined entity, after giving effect to the Share Exchange.

Since the owners and management of BioLabs possessed voting and operating control of the combined company after the Share Exchange, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by FASB ASC 805-40 and corresponding ASC 805-10-55-10, 12 & 13. Under this accounting, the entity that issues shares (Moonshine – the legal acquirer) is identified as the acquiree for accounting purposes. The entity whose shares are acquired (BioLabs) is the accounting acquirer.

In addition, Moonshine was characterized as a non-operating public shell company, pursuant to SEC reporting rules. The SEC staff considers a reverse-acquisition with a public shell to be a capital transaction, in substance, rather than a business combination. The transaction is effectively a reverse recapitalization, equivalent to the issuance of stock by the private company (BioLabs) for the net monetary assets of the shell corporation (Moonshine) accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that the transaction was consummated at book value and no goodwill or intangible assets were recognized.

For SEC reporting purposes, BioLabs is treated as the continuing reporting entity that acquired the Company (the historic shell registrant). All reports filed after the transaction have been prepared as if BioLabs (accounting acquirer) were the legal successor to Moonshine’s reporting obligation as of the date of the acquisition. Therefore, these financial statements and all such statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of BioLabs, for all periods presented.

Note that Moonshine changed its name to BioNeutral Group, Inc. in the month prior to the exchange, to facilitate the Share Exchange. References to “Moonshine” in this description of the accounting treatment is included to add clarity to the separation of the independent entities involved in the Share Exchange, prior to such exchange.

As referenced above, approximately 14% of BioLabs shareholders did not participate in the exchange of their shares of common stock of BioLabs for shares of common stock of Moonshine. Those shareholders are recognized as a minority interest in the Company’s financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of BioLabs and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares represent ownership of only that legal entity.

In connection with the reverse acquisition and recapitalization, all share and per share amounts of BioLabs were retroactively adjusted to reflect the legal capital structure of Moonshine pursuant to FASB ASC 805-40-45-1.

Note 5 - Prepaid Expenses

The Company periodically pays for services supporting its business operations with shares of its common stock. When these services are provided by third parties (i.e. non-employees) and performance extends over more than the current reporting period, a prepaid asset is established at the agreement date for the value of shares issued. The prepaid asset is established in the same period and manner as if cash were paid for the underlying goods or services, pursuant to FASB ASC 505-50-25-4 and 25-6.

Amounts are expensed on a straight line basis (and the prepaid asset reduced) over the periods the services are provided. The prepaid expense balance includes $122,299 and $ 0 at October 31, 2009 and October 31, 2008 respectively for share based payments to non-employees for services and $169,608 and $0 at October 31, 2009 and October 31, 2008 respectively for prepaid expenses paid in cash, of which $99,900 of prepaid expenses paid in cash to a related party is reported as Prepaid Expenses - Related Parties . Prepaid Expenses –Related Parties also includes $338,768 in share based payments to a company controlled by a director for consulting services to be provided by the company controlled by said director. The share based payment is being amortized over a three year period, starting in January 2009. For the year ended October 31, 2009, the Company recognized expense of $161,232 related to this share based payment which is recorded on “Other Selling, General and Administrative Expenses”. See Note 10 for a complete discussion of the share valuation and accounting for share based payments to non-employees in exchange for services and a detailed listing of the transaction amounts.

Note 6 - Property & Equipment

Property and equipment consisted of the following:

	October 31, 2009	October 31, 2008

Computer Hardware	$4,233	$4,233
Furniture and Fixtures	1,494	1,494
Less: Accumulated depreciation & amortization	(4,521)	(4,270)
	$1,206	$1,457

Note 7 - Patents

The Company has several patent applications pending regarding proprietary chemical formulations that the Company believes are capable of neutralizing noxious chemicals and eliminating harmful microbes. The Company capitalized the costs of acquired technology, know-how and trade secrets and identifiable costs incurred to develop, file and defend the Company’s patents and new patent or provisional patent applications in accordance with FASB ASC 350. Periodic gross carrying amounts and related accumulated amortization were as follows:

	October 31, 2009	Restated October 31, 2008
Gross Carrying Amount	$ 14,925,058	$ 9,981,098
Accumulated Amortization	$ (3,186,025)	$ (2,558,966)

Net Carrying Amount	$ 11,739,033	$ 7,422,132

The Company follows FASB ASC 350-30-35 and amortizes the costs of its patents over the shorter of its specific useful life, or 20 years. The Company is amortizing its patents over 20 years, with no anticipated residual value.  Amortization expense for the year ended October 31, 2009 and the ten months ended October 31, 2008 was $627,049 and $363,771 respectively.

Estimated amortization expense is as follows:

10/31/2010	689,000
10/31/2011	689,000
10/31/2012	689,000
10/31/2013	689,000
10/31/2014	689,000

The patents are evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 thru 35-35. An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value.

Note 8 – Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of October 31, 2009 and 2008:

	October 31, 2009	October 31, 2008

Accrued Compensation	$423,000	$231,000
Other Liabilities	746,521	250,981
	$1,169,521	$481,981

Note 9 - Related Party Payables

During the twelve months ended October 31, 2009 and ten months ended October 31, 2008, the Company recorded interest of $3,318and $5,408, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

On January 29, 2009, the Company issued 20,000 shares of the Company’s common stock to a former member of the Company’s Board of Directors to cancel outstanding loans of $20,000 owed to him.  In connection with the stock issuance, the individual also agreed to forgive interest on the loan of $2,251, which is included in “Other Income and Expenses” in the Consolidated Statement of Operations.

On January 29, 2009, the Company repaid loans of $33,517 owed to three former members of the Board of Directors who resigned their positions with the Company on January 29, 2009. The balance of the amounts payable to former members of the Board of Directors at October 31, 2009 including accrued interest was $29,109 and $ 81,559 at October 31, 2008.

The Company and its director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Under this agreement, we are obligated to pay Mr. Pamani $10,000 per month.  During the ten months ended October 31, 2008 and the twelve months ended October 31, 2009, the Company paid or credited $40,000 and $120,000, respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in a Related Party Payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the Related Party Payable.   At October 31, 2008 and October 31, 2009, the balance owed to the director was $6,857 and $2,303, respectively.

On September 6, 2008, the Company entered into an agreement with Jina Partners (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company is obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For the ten months ended October 31, 2008 and twelve months ended October 31, 2009, we paid $0 and $219,000, respectively, to Jina, of which $0 and $99,900, respectively, was treated as prepaid expense, with the Prepaid Expense included in the Prepaid Expenses-Related Parties on the Consolidated Balance Sheet.. See Note 13-Related Party Transactions.

Note 10 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares issued during fiscal years 2009 and 2008 were fully vested upon grant of the shares or no later than the respective year end dates.

Employees and Board Members

Measurement of compensation cost related to common shares issued to employees is based on the grant date fair value of the shares. Fair value was determined through the use of quoted prices in the trading market for the Company’s shares (OTCBB) or arms-length exchanges of shares for cash in private transactions, in periods that quoted market prices were not available.

During the fiscal year ended October 31, 2009 and the ten months ended October 31, 2008, 1,958,675 and 4,722,222 common shares were issued to employees and Board members, respectively as compensation for services and were vested at the end of the related period. The weighted average grant date fair value for these same periods was $0.96 and $1.00, respectively.

The total value of common shares issued to employees and vested during the fiscal years ended October 31, 2009 and 2008 were $ 1,648,045 and $4,596,740. These amounts are also reported on the income statement as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods. There was no related tax benefits recognized (see Note 11, Taxes).

Non-Employees

Measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. Each transaction is reviewed to determine the more reliably measurable basis for the valuation, pursuant to FASB ASC 505-50-30-6.

When the value of the common shares issued is determined to be the more reliably measurable basis, the measurement date would be when the services are completed, unless the shares are determined to be non-forfeitable at the issue date, pursuant to FASB ASC 505-50-25-7. In these instances, the measurement date is the agreement date.

When the measurement date is the date on which the services have been completed, the Company adjusts the reported expense and any related asset that was created, as of each periodic reporting date, pursuant to FASB ASC 505-50-35.

All share issuances during the periods presented that were based on the value of the shares used the agreement date as the measurement date. In all such instances, the shares were fully vested and non-forfeitable as contemplated by FASB ASC 505-50-25-7.

A prepaid asset is established when shares are issued prior to the related services being received, in accordance with FASB ASC 505-50-25-4 and 25-6 (see Note 5). Such instances occur when services are provided beyond balance sheet dates. The Company considered reporting the un-expensed value as a contra account to equity for deferred compensation. Specific guidance under GAAP prohibited such treatment, since the shares are issued as of the agreement date and are non-forfeitable in the event of non-performance by the provider of the services (FASB ASC 505-50-25-41 and 25-7). The equity issued is permanent and unrecoverable. Therefore, GAAP guidance directs the establishment of the prepaid account based on the value of the shares issued.

During the fiscal years ended October 31, 2009 and  the ten months ended October 31, 2008, 12,782,500 and 0 common shares were granted to non-employees as compensation for services and were vested at the end of the related period. The weighted average grant date fair value for the year ended October 31, 2009 was $0.96.

The total value of common shares issued to non-employees and vested during the fiscal years ended October 31, 2009 and the ten months ended October 31, 2008 were $ 12,306,600 and $0. These amounts are also reported on the income statement as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods and for the Charge-off of the prepaid distribution agreements in 2009 (See Note 14). There was no related tax benefits recognized (see Note 11 Taxes).

Note 11 - Stockholder’s Equity (and Minority Interest)

As a result of the reverse acquisition disclosed in Note 4, the financial statements of BioLabs were carried forward as the Company’s reported historical financial statements for all periods presented, in accordance with FASB ASC 805-40-45-1. In addition, all share and per share amounts of BioLabs were retroactively adjusted to reflect the legal capital structure of the Company.

Preferred Stock

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common shares of BioLabs at a rate of 10 common shares for each preferred share.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. On both October 31, 2009 and October 31, 2008, 279,991 shares of the Company’s Series A Preferred Stock were issued and outstanding.

Through the date of this report, the rights and preferences of the outstanding preferred stock are identified below:

Convertible Series A Preferred Stock:

1.	800,000 Authorized shares
2.
Holders of shares of Series A Preferred Stock have the right to vote and shall be entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series A Preferred could be converted. .

3.
Each share of Convertible Series A Preferred Stock is convertible into 10 shares of common stock of BioNeutral Laboratories Corp, which can be exchanged on a 1 for 1 basis with BioNeutral Group, Inc.’s common shares.

4.	Liquidation preference equal to 250% of the stated value of $7.21 of the shares.
5.	No dividends are issuable to any shareholders who rank junior to the preferred shares
6.
Upon an initial public offering or if a significant trading market develops and other parameters occur in relation to the Company's common stock, each preferred share shall be mandatorily converted into 10 shares of common stock.

7.	Par value of $0.001.

Minority Interest

In connection with the reverse acquisition disclosed in Note 4, approximately 14% of BioLabs common shareholders did not participate in the exchange of their shares of BioLabs common stock for shares of common stock of the Company. Those shareholders are recognized as a minority interest in the Company’s financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of BioLabs and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares included in the minority interest held by the minority interest represent ownership of that legal entity.

Minority Interest on October 31, 2008	$ 0
Reverse Acquisition Dissenting Shares	$ 3,169,370
Conversion to BioNeutral Group Shares During FY 2009	(120,594)
Minority interest Share of Net Loss of FY 2009	(2,146,831)
Minority Interest at October 31,2009	$ 901,945

The Series A Preferred Stock is not recognized in the Minority Interest. If the 279,991 preferred shares were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the minority interest would be 19.65%.

Note 12 - Taxes

Federal

The Company has had operating losses since inception and there is no provision for corporate income taxes for federal purposes. Therefore, there are no deferred tax amounts as of October 31, 2009 and 2008, respectively.

Nevada

The Company is incorporated in Nevada but does not conduct business in Nevada.

The Company has not filed federal tax returns for the fiscal years ended December 31, 2007, or the ten months ended October 31, 2008. Those returns, which are not expected to report any tax due are currently being prepared. The Company has its primary operations in the State of New Jersey and is required to file New Jersey corporate income tax returns. The Company has not filed New Jersey State tax returns. The Company is in the process of bringing its filings of New Jersey State Tax Returns up to date. Since the Company has incurred operating and tax losses for each of the years for which returns have not been filed, it anticipates that only minimal taxes will be due, including any interest and penalties that might be assessed.

The Company is not in discussions with any tax authorities whereby any settlements over past due taxes are in progress.

FASB ASC 740 Income Taxes, requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company's net deferred tax asset as of October 31, 2009 and 2008 consisted of the following:

	October 31, 2009	October 31, 2008 Restated
Net operating loss carry forward	$28,512,212	$26,587,000
Valuation allowance	(28,512,212)	(26,587,000)
Net deferred tax asset	$-	$-

The net operating losses generated in the year ended October 31, 2009 will begin to expire in 2029.  The Company has recorded a full allowance against its deferred tax assets due to the fact that the likelihood of any benefit being derived by the Company in future years is indeterminable as of the date of these consolidated financial statements.

The components of current income tax expense for the periods ended October 31, 2009 and 2008 consisted of the following:

	October 31, 2009	October 31, 2008
Current federal tax expense	$–	$-
Current state tax expense	–	-
Change in Potential NOL benefits	1,925,212	304,000
Change in valuation allowance	(1,925,212)	(304,000)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

	October 31, 2009	October 31, 2008
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

Ownership Change For Tax Purposes

The Company believes that the cumulative issuances of its common shares likely resulted in an “ownership change” for tax purposes. This determination would have no effect on the Company’s reported historic results. However, under this treatment, the Company’s ability to utilize its net operating loss carry-forwards in future years, in the event the Company has net income for federal and state income tax purposes, which is not assured, may be very limited and there can be no assurance the Company would be able to fully utilize this tax benefit in full over the periods it is allowed. The Company intends to conduct further analysis to confirm this treatment.

Note 13 - Related Party Transactions

Fiscal Year Ended October 31, 2009

During the twelve months ended October 31, 2009 and ten months ended October 31, 2008, the Company recorded interest of $3,318 and $5,408, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009, respectively.

On January 29, 2009, the Company issued 20,000 shares of the Company’s common stock to a former member of the Company’s Board of Directors to cancel outstanding loans of $20,000 owed to him.  In connection with the stock issuance, the individual also agreed to forgive interest on the loan of $2,251, which is included in “Other Income and Expenses” in the Consolidated Statement of Operations.

On January 29, 2009, the Company repaid loans of $33,517 owed to three former members of the Board of Directors who resigned their positions with the Company on January 29, 2009. The balance of the amounts payable to former members of the Board of Directors at October 31, 2009 was $29,109 and $ 81,559 at October 31, 2008.

The Company and its director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Under this agreement, we are obligated to pay Mr. Pamani $10,000 per month.  During the ten months ended October 31, 2008 and the twelve months ended October 31, 2009, the Company paid or credited $40,000 and $120,000, respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in Related Party Payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment the Related Party Payable.   At October 31, 2008 and October 31, 2009, the balance owed to the director was $6,857 and $2,303, respectively.

On September 6, 2008, the Company entered into an agreement with Jina Partners (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company is obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For the ten months ended October 31, 2008 and twelve months ended October 31, 2009, we paid $0 and $219,000, respectively, to Jina, of which $0 and $99,900, respectively, was treated as prepaid expense.

During the fiscal year ended October 31, 2009, a member of the Company’s Board of Director’s was compensated $10,000 for consulting services and approximately $3,000 for expenses. In addition, a company controlled by the director was granted 500,000 shares valued at $500,000 for future consulting services to the Company, which amount is being amortized over three years. At October 31, 2009, the balance of prepaid compensation was $338,768. .

The Company has made payments on three automobile leases entered into on behalf of the Company by its Chief Scientist and Secretary of the Company since June 10, 2008.  One of these automobiles is driven by the Chief Scientist and one of the automobiles has been driven by a director since October 2008 and one automobile is stored at the residence of the same director. Payments during the twelve months ended October 31, 2009 and ten months ended October 31, 2008 totaled $31,597 and $16,037, respectively.

During the twelve months ended October 31, 2009, an entity controlled by the Company’s Chief Executive Officer billed and was paid $30,558 for data security services provided to the Company.

On May 27, 2009, a significant shareholder of the Company, Michael D. Francis, purchased 1,000,000 shares of the Company’s common stock in exchange for $250,000.  These shares of common stock had not yet been issued as of October 31, 2009 but have been accrued by the Company and recorded in the balance Sheet at October 31, 2009.

In January 2009, the Company issued 750,000 shares of its common stock to the Chief Executive Officer in lieu of cash compensation. The shares were fully vested on grant. The shares were valued at $750,000 and are included in “Other Selling, General and Administrative Expenses for the twelve months ended October 31, 2009.

In January 2009, the Company issued 82,585 shares valued at $82,585 to its former Chief Financial Officer in payment for services performed and for $10,000 in expenses incurred by the former Chief Financial Officer. In June 2009 the Company issued 450,000 shares valued at $295,200 to its former Chief Financial Officer for past services and future services to be performed and are included in “Other Selling, General and Administrative Expenses” for the year ended October 31, 2009.

In January 2009, the Company issued 260,000 shares to its Chief Scientist that had been granted prior to November 1, 2008 to compensate him for past wages that had not been paid to him.

Also in January 2009, the Company issued 416,090 shares to members of its board of directors, of which 332,872 shares with a value of $332,872 had been granted prior to November 1, 2009 and 83,218 shares with a value of $83,218 were granted in January 2009.

The Company is party to consulting agreements with five entities, as referenced and described in Note 14. The Company issued 11,300,000 of its common shares as partial consideration for the services to be provided in the agreements, which constitutes approximately 18% of its outstanding common shares at October 31, 2009.

The counterparties to the agreements are incorporated and domiciled outside of US jurisdiction. The Company’s management and its Board of Directors have represented that they have no related party affiliation with any of the counterparty entities. While there is no direct evidence to suggest a related party relationship exists between any former or current member of the Company’s Board or its management, we are unable to definitively conclude upon such a representation, or whether the counterparties are legally formed entities under the laws of their respective jurisdictions. The advisor that was the Company’s liaison with these entities is no longer available to the Company and we are no longer able to contact any of the Non-EU territory entities (See Note 14).

Ten Months Ended October 31, 2008:

During March of 2008, a member of the Company’s Board of Directors advanced funds to the Company totaling $3,000.  Repayment terms were not defined at the time.  The loan is classified as related party payables in the balance sheets and carried interest at 9% per annum. The total amount of loans outstanding from the directors was $ 81,559 on October 31, 2008. For the ten months ended October 31, 2008, the Company recorded $5,408 of interest expense associated with all of the related party loans, respectively. In January 2009, $22,251 owed to a former director was exchanged for common shares valued at $20,000, resulting in forgiveness of debt of $2,251. In addition, in January 2009, loans to three former directors in the amount of $33,517 , including accrued interest, were repaid in cash.

On May 30, 2008, the Company issued 277,778 shares of the Company’s common stock for gross proceeds of $250,000 to a member of the Company’s Board of Directors. On June 15, 2008, the Company issued 4,722,222 shares of the Company’s common stock, valued at $4,250,000 for compensation to the same member of the Company’s board of Directors, for services provided to the Company. Subsequently the director transferred 3,000,000 shares. The $4,250,000 was expensed as stock based compensation and is reported under Other Selling, General and Administrative Expenses.

On September 30, 2008, the Company’s Chief Scientist, Dr. Andrew Kielbania, agreed to convert $260,000 in accrued but unpaid compensation into 260,000 shares of the Company’s common stock. The stock was issued on January 30, 2009. The $260,000 was expensed as stock based compensation and is reported under Other Selling, General and Administrative Expenses.

On May 27, 2009, Mr. Francis, a shareholder of our company, purchased 1,000,000 shares of our common stock for $250,000.  See “Item  5 --Unregistered Sales of Equity Securities” of this Annual Report on Form 10-K.

Related Party Events Subsequent to October 31, 2009:

On November 13, 2009,  the Company  issued (i) an unsecured promissory note to Michael D. Francis, a shareholder of the Company , in the amount of $250,000 (the “First Francis Note”), and (ii) an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 (the “Capara Note”), which issuances resulted in gross proceeds to  the Company  of $500,000.  The sole member of Capara, Raj Pamani, is a member of  the Company's  Board of Directors.   The Company  issued another unsecured promissory note to Mr. Francis on February 12, 2010, containing the same terms and conditions as the First Francis Note, which issuance resulted in gross proceeds to the Company of $250,000. The Company issued another unsecured promissory note to Capara on March 9, 2010, containing the same terms and conditions as the First Capara Note, which issuance resulted in gross proceeds to the Company of $250,000. On March 15, 2010, Michael Francis loaned $100,000 to the Company on the same terms as those contained in the First Francis Note and has agreed to loan an additional $150,000 to the Company on March 31, 2010 on the same terms as the First Francis Note.  The Company and Michael Francis intend to enter into an unsecured promissory note in respect of such borrowings containing substantially the same terms as the First Francis Note.

Note 14 - Consulting Agreements Charge Off

During the first quarter of fiscal year 2009, prior to the reverse merger,  the Company entered into consulting agreements with the following entities: (i) Khasar Investments Limited, (ii) Kachiun Investments Limited, (iii) Indus Limited, (iv) Orient Arts Limited and (v) Style Asia Limited (collectively, the “Consulting Agreements”).

The Consulting Agreements referenced in clauses (i) through (iv) above (the “Non-EU Consulting Agreements”) were for proposed commercial activities of the Company in Japan, South Korea, Israel, New Zealand and Australia (collectively, the “Non-EU Territories”).  The Style Asia Agreement relates to proposed commercial activities of the Company in the United Kingdom, France and Germany (the “EU Territories”).

Each of the Consulting Agreements has a term that expires three years from the date of such agreement, subject to extension in certain instances. The Company issued a total of 11,300,000 restricted common shares as partial consideration for the service obligations contained in the agreements. The cost of the services was not stipulated in the agreements, which resulted in the value of the Consulting Agreements being based on the common shares issued, pursuant to FASB 505-50-30-6.

The total non-cash value of the shares ($11,300,000) was based on the price per share of $1.00, which represented the cash price paid for shares in arms-length transactions with 3rd parties at the time of the agreements and the periods immediately after the agreements. The effects of dilution from the issuance of the large blocks of shares could not be reliably measured in the valuation of the shares, beyond using observable market prices from the daily trading activity in the Company’s shares, as quoted in its listing on the Over-The-Counter Bulletin Board (OTCBB), subsequent to the share issuances, pursuant to FASB ASC 820-10-35.

The Company has determined that, with respect to the four Non-EU Consulting Agreements, it believes it is unlikely that the Company will, for the foreseeable future, have adequate resources to pursue regulatory approval or business opportunities in any of the Non-EU Territories. The Company also considered that, in the event it were to raise up to an additional $10 million of equity or debt financing, it would remain unlikely that the Company would have adequate resources to pursue regulatory approval or business opportunities in any of the Non-EU Territories.

The Company determined it will not be able to avail itself of any services to be provided under the Non-EU Consulting Agreements prior to the expiration of the initial term of each such agreement.

The Style Asia Agreement, relating to services within the EU Territories, was terminated effective February 24, 2010, for no additional consideration.

 Accordingly, the Company has determined that the unamortized carrying amount of its prepaid asset relating to the Consulting Agreements at October 31, 2009, in the amount of $8,050,091, is unrecoverable. A charge in the amount of $8,050,091 is included on the Company’s income statement for the fiscal year ended October 31, 2009 to reflect this determination. In addition, $3,249,909 was expensed as amortized consulting expenses in “Other Selling, General and Administrative Expenses” in the Consolidated Statement of Operations as amortization of these Agreements for the year ended October 31, 2009.

In addition, the Company intends to evaluate whether it was wrongfully induced to enter into the Non-EU Consulting Agreements.

The unamortized balance related to the Consulting Agreements was reported as a contra-equity amount for deferred stock-based compensation in the Company’s interim financial statements through its third fiscal quarter ended July 31, 2009. In the fourth quarter the Company reclassified the balance from equity to a prepaid asset, based on its determination that the shares issued were fully vested and non-forfeitable pursuant to FASB ASC 505-50-25-7.

Note 15 – Commitments & Contingencies

Operating Leases

On August 1, 2009, the Company entered into a twelve month lease agreement for its office space in Newark, New Jersey. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the one year subsequent to October 31, 2009:

Twelve Months Ended:
October 31, 2010	34,008.50

Litigation

On October 1, 2009, the SEC issued a formal order of investigation to the Company regarding possible securities laws violations by us and other persons.  The investigation concerns the process by which the Company became a publicly traded entity, trading in the Company’s shares, and disclosure and promotion of developments in the Company’s business.  The SEC has requested that the Company deliver certain documents to the SEC.  The Company has, and will continue to fully cooperate with the SEC with respect to its investigation.

The Company has incurred, and expects to continue to incur, significant costs in responding to such investigation.  Any adverse findings by the SEC in connection with such investigation could have a material adverse impact on the Company's business, including the Company's ability to continue to operate as a publicly traded company.

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene™ and Ygiene™, based on its intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company refiled applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene™ prior to the Company’s refiling of its applications.  Although the Company has filed with the Trademark Trial and Appeal Board oppositions to PURE Bioscience's applications and intend to pursue such oppositions vigorously, the Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.

Other than the foregoing, the Company is not a party to, and none of the Company’s property is the subject of, any pending legal proceedings other than routine litigation that is incidental to the Company’s business.

Contingent Share Issuance

The Company has an outstanding verbal commitment to its Chief Scientist such that if and when the Company gains approval from the EPA for a product or application which utilizes its patented chemical formulations, the Chief Scientist will immediately be awarded 555,822 shares of the Company’s common stock.  In accordance with FASB ASC 450-20-25-2, the Company would not record stock based compensation expense until the obligation to issue these shares of common stock became probable and the shares were earned. The value of such stock based compensation would become measurable on the date the shares of common stock are earned.

Other Contingencies

Approximately 6 million shares issued in the Share Exchange (see Note 4) were issued by the then transfer agent to stockholders of BioLabs for whom the Company does not have records as having consented to the Share Exchange. The Company currently holds approximately 86% of the outstanding interests in its subsidiary, BioLabs. The Company did not receive consents to the Share Exchange from all common and preferred shareholders of BioLabs, and the Company has accounted for those shareholders who did not sign consents as holders of the remaining 14% outstanding interests in BioLabs. As described in “Item 1 Business—Company Overview” in this Annual Report on Form 10-K, the Share Exchange Consents did not specify the number of shares of BioLabs common stock to be exchanged by the Consenting Shareholder and did not affirmatively make the representation and warranties to be made by our stockholders as set forth in the Share Exchange. In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Shareholder Consent, the Company had a basis for a valid private placement of its common stock issued in the Share Exchange, which if such were the case, may negatively affect our status as a publicly traded company.

In addition, the Company believes that the shareholders who consented to the Share Exchange and were issued shares of Company common stock failed to deliver the stock certificates representing their shares of common stock and Series A Preferred Stock of BioLabs and may claim they also have an ownership interest in BioLabs. Although the Company would challenge any such claims, it cannot assure investors that it would prevail, in which case the Company’s percentage ownership interest in BioLabs would decrease.

Searchhelp, Inc. Royalty Rights

On February 3, 2004, the Company’s subsidiary, Environmental Commercial Technology, Corp. (“ECT”), entered into an agreement with Searchhelp, Inc. (“Searchhelp”).  Searchhelp paid cash and issued shares of its common stock and stock warrants to ECT in order to acquire a royalty equal to 5% of the gross sales of a product ECT was developing (the “U.S. Product”).  The U.S. Product, which has not been commercially released and has not been approved by the U.S. Environmental Protection Agency ("EPA"), was intended to prevent the growth of mold and fungus.  The agreement with Searchhelp was for a 5 ½ year term, commencing on the first quarter in which the royalty payments to Searchhelp have aggregated to $50,000.  The Company cannot currently estimate any liability it may have with regard to Searchhelp.

James Crane Matter

The Company's former chief financial officer, James Crane, has asserted that he is entitled to up to 147,210 shares of common stock pursuant to the terms of that certain Consulting Agreement, dated May 20, 2009, between the Company and James Crane (the "Consulting Agreement").  The Company asserts that Mr. Crane is not entitled to any additional shares of common stock pursuant to the Consulting Agreement or any other arrangement.If the Company is not successful in its assertion, the Company may be required to issue the shares to Mr. Crane. The corresponding charge has not been accrued for in the financial statements.

Note 16 – Prior Period Adjustments

The Company made three adjustments related to amounts reported in its financial statements of prior periods. There was no effect on revenues, expenses or net income in the periods presented in these financial statements or the fiscal year prior to the earliest period presented in these financial statements for two of the adjustments. One adjustment did have an effect on results reported for the ten months ended October 31, 2008 and earlier periods.

In September 2005, a warrant was issued for the purchase of 25,000 shares of Convertible Series A Preferred Stock at an exercise price of $7.21. It was treated as a liability under FAS 150. However, the warrant did not possess any of the characteristics required by paragraphs 9 thru 13 of FAS 150. It was a standard warrant for a fixed amount of shares at a fixed exercise price. There was no redemption, indexing or put features. The warrant liability in the amount of $1,069,750 was eliminated. The beginning balances of the Company’s financial statements were adjusted by removing the liability and reducing additional paid in capital.

The Company valued non-cash share issuances in 2005 at $5 share. The valuation was based on the last cash price paid for the Company’s shares a year earlier in 2004 as part of a private placement. Upon renewed analysis, the Company adjusted the value of the shares issued in 2005 to their fair value of $1, which is the value the Company’s shares were issued at in arms lengths transactions for cash after the dates of the 2005 non-cash share issuances. There were 7,832,800 shares issued by the Company in 2005, principally as consideration for acquisition of its patents and all were non-cash transactions. The net asset value of the patent was previously written down to its fair value in fiscal year 2006.  This 2005 adjustment addresses all corresponding amounts included in our capital and deficit accounts related to the original $5 a share valuation and subsequent patent write-down. The beginning balances of additional paid in capital and the accumulated deficit for the earliest period presented have been adjusted (reduced) by $31,331,200. The effects on assets and expenses that were initially valued based on the $5 share had all gone to the accumulated deficit by the year ended 12/31/2006 and were addressed through the adjustment to that account.

Both of these adjustments related to amounts that were originally reported in the company’s 2006 financial statements, as part of its Form 8-K filing related to the reverse acquisition disclosed in Note 4.

Upon review of historical costs and amortization of its patents, the Company adjusted amounts reported for 2008 and years prior. The effects were to reduce reported amortization expense by ($120,934), ($140,191) and ($1,711,758) for the fiscal periods ended October 31, 2008, October 31, 2007 and December 31, 2006 and prior years . The gross carrying amount of patent costs was reduced by a total of ($1,779,758) in fiscal years ended December 31, 2006 and prior. The details are shown in the table below:

Restatement of Historical Patent Cost and Amortization
Increase / (Decrease)

Year	Cost	Amortization

2006 and prior	(1,779,542)	(1,711,758)
2007	-	(140,191)
2008	-	(120,934)

The net effect of the restatement of cost and amortization was a reduction of the deficit at October 31, 2008 of $193,341. Details of the restatement and the accounts affected are shown in the following table:

Effect of Restatements on October 31, 2008 Financial Statements
Account(s) Affected	As Restated	Adjustment	As Previously Reported
Patents	$7,422,132	$193, 340	$7,228,792
Total Assets	$7,510,777	$193, 340	$7,317,437
Warrant Liability	$-	$(1,069,750)	$1,069,750
Total Liabilities	$570,397	$(1,069,750)	$1,640,147
Total Stockholders’ Equity	$6,940,380	$1,263,090	$5,677,290
Net Loss	$(5,218,386)	$120,934.00	$(5,339,320)
Basic and diluted Net Loss Per Share	$(0.26)	$-	$(0.26)

Note 17 Subsequent Events:

On November 13, 2009,  the Company  issued (i) an unsecured promissory note to Michael D. Francis, a shareholder of the Company , in the amount of $250,000 (the “First Francis Note”), and (ii) an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 (the “Capara Note”), which issuances resulted in gross proceeds to  the Company  of $500,000.  The sole member of Capara, Raj Pamani, is a member of  the Company  Board of Directors.  The Company  issued another unsecured promissory note to Mr. Francis on February 12, 2010, containing the same terms and conditions as the First Francis Note, which issuance resulted in gross proceeds to the Company of $250,000. The Company issued another unsecured promissory note to Capara on March 9, 2010, containing the same terms and conditions as the First Capara Note, which issuance resulted in gross proceeds to the Company of $250,000. On March 15, 2010, Michael Francis loaned $100,000 to the Company on the same terms as those contained in the First Francis Note and has agreed to loan an additional $150,000 to the Company on March 31, 2010 on the same terms as the First Francis Note.  The Company and Michael Francis intend to enter into an unsecured promissory note in respect of such borrowings containing substantially the same terms as the First Francis Note.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of October 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work.  An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

As stated in our Current Report on Form 8-K filed with the SEC on February 18, 2010, our Board of Directors has concluded that there were errors in the following financial statements (the “Subject Financial Statements”) and that the Subject Financial Statements should no longer be relied upon:

•
for the year ended December 31, 2007, the year ended December 31, 2006, the nine month period ended September 30, 2008 and the nine month period ended September 30, 2007, each included in our Current Report on Form 8-K filed on February 5, 2009;

•	for the ten months ended October 31, 2008 and included in our Transition Annual Report on Form 10-KT filed on June 24, 2009;

•	for the three months ended January 31, 2009 and included in our Quarterly Report on Form 10-Q filed on March 23, 2009;

•	for the three months ended April 30, 2009 and included in our Quarterly Report on Form 10-Q filed on June 24, 2009; and

•	for the three months ended July 31, 2009 and included in our Quarterly Report on Form 10-Q filed on September 21, 2009.

We anticipate that, at a minimum, we will:

•	Make adjustments to the beginning balance of stockholders’ equity for each fiscal quarter or year end contained in the Subject Financial Statements.

•
Reduce our capital and deficit calculations contained in the Subject Financial Statements based on a revaluing from the stated value of $5 per share to the fair value of $1 per share of 7,832,800 shares of common stock issued in 2005 for non-cash consideration.  7,000,000 of such shares were issued in connection with our acquisition of patent rights; the balance was issued as compensation.  The asset value of the patent was previously written down to its fair value in fiscal year 2006.  This adjustment would address all corresponding amounts included in our capital and deficit accounts related to the original $5 a share valuation and patent write-down.

•
Reverse a previously reported liability of approximately $1.1 million related to the issuance of warrants in 2005.  We historically treated such warrants as having a feature for issuing a variable amount of shares, thereby creating an obligation under GAAP.  We anticipate recording such warrants as standard equity instruments with no obligation to redeem the warrants or to issue a variable amount of shares pursuant to the warrants.

•	Expand the related party transaction disclosures in the Notes to certain of the Subject Financial Statements.

In addition, the Subject Financial Statements for the interim periods of fiscal 2009 reflect a minority interest of 19% interest in BioLabs.  We believe that this figure will be adjusted to reflect a 14% minority interest in BioLabs.  We do not have records of certain common stockholders of BioLabs as participating in the exchange of their shares of BioLabs common stock for shares of our common stock pursuant to the Share Exchange Agreement.  Accordingly, until such time as we locate such records or such stockholders of BioLabs are able to confirm such participation in accordance with the terms of the Share Exchange Agreement, we have determined that we will treat such persons as part of a 14% minority interest in BioLabs.

Our principal executive officer and principal financial officer conducted an evaluation of the design and effectiveness of internal control over financial reporting as of October 31, 2009. Based on management's assessment, management concluded that our internal control over financial reporting was not effective as of October 31, 2009 and was lacking to an extent that it did not warrant further evaluation  based on the criteria (the "COSO Criteria)  set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies.   We expect that after such controls are put in place, future evaluations by management will be based on the COSO Criteria . Based on management's evaluation as of October 31, 2009 , our management identified the material weaknesses set forth below in our internal control over financial reporting:

Financial Statement Close Process.  We have identified the following material weaknesses with respect to our financial statement close process which restrict our ability to timely gather, analyze and report information relative to the financial statements:

•	There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

•	There is insufficient supervision and review by our corporate management, particularly relating to transactions relating to equity and debt instruments.

•	There is a lack of formal process and timeline for closing the books and records at the end of each reporting period.

•	There is a lack of expertise with GAAP and SEC rules and regulations for review of critical accounting areas and disclosures and material transactions.

•
There is an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of GAAP to significant non-routine transactions.

Entity Level Controls.  We have identified the following material weaknesses with respect to our entity level controls:

•
There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

•
Other than our Code of Ethics, there are no human resource policies or controls in place to address the risks of fraud; there are no procedures for background checks on hiring and promotions; there are no formal board of director and there is no audit committee oversight parameters; or a Risk Assessment policy in concurrence with its securities counsel and insurance carrier.

•
Our board of directors devotes almost all of its time and resources to seeking financing opportunities to help us to sustain our operations.  There is very little time spent by the board monitoring our activities.

•
We currently have insufficient resources and an insufficient level of monitoring and oversight, which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of our accounting function makes it impractical to achieve an optimum segregation of duties.

•
There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

•
Our size (a Chief Executive Officer and a Chief Science Officer) dictates that most policies are self policing and adjusted on an ad-hoc basis as required so formal policies are essentially not formed and recorded.

•	Due to insufficient resources, we do not have the capacity nor do we take action to monitor the functioning of its system of internal control, which is a material weakness.

Computer Controls. We have identified the following material weaknesses with respect to our computer controls:

•
We utilize standard accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Recording of Stock Issuances.  Our records relating to the issued and outstanding shares of our common stock before and after the consummation of the Share Exchange may be incomplete, and we have been unable to determine the appropriate holders of common stock to be offered shares of common stock in the Share Exchange Agreement.  Our records indicate that (i) we did not receive stock certificates of BioNeutral Laboratories for cancellation from the Consenting Shareholders, and (ii) we did not cause to be delivered the applicable stock certificates representing shares of our common stock issued in the Share Exchange to certain of the Consenting Shareholders.  We did not receive Share Exchange Consents in respect of each share of our common stock that was issued by our transfer agent and we believe that stock certificates representing approximately 1,011,362 shares of common stock may have been delivered to those persons who did not deliver a Share Exchange Consent.  In addition, as of the date of this Annual Report on Form 10-K, at least two persons have asserted to be shareholders of BioNeutral Laboratories but whose names were not included in Schedule II to the Share Exchange Agreement.  If any such claims are successful our percentage ownership interest in BioNeutral Laboratories would decrease and results of operations would be adversely affected.

Functional Controls and Segregation of Duties.  We have identified the following material weaknesses with respect to our functional controls and segregation of duties:

•	Because of the company’s limited resources, there are limited controls over information processing, and no internal controls over the accuracy, completeness and authorization of transactions.

•
There is an inadequate segregation of duties consistent with control objectives.  Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist.  In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•
Because of the small size of the company, the limited nature of its exploration stage activities, and its inadequate financial resources, there are limited or no written policies or procedures in place for various areas, which is a material weakness in the company’s control activities.

•	There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers and certain directors.

We believe that the material weaknesses set forth above did not have a material effect on our financial results and intend to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We are committed to improving our financial organization.  As part of this commitment, we intend to continue to educate our management personnel to comply with U.S. GAAP and SEC disclosure requirements and to increase management oversight of accounting and reporting functions in the future.

 ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages and titles of our directors as of February 16, 2010, and the years in which such directors became directors. All directors hold office until the next annual meeting of shareholders, or until their respective successors are elected and qualified.

Name	Age	Positions and Offices Held	Director Since
Stephen J. Browand	59	Director and Chief Executive Officer	2009
Raj Pamani	45	Director	2009
Suresh Relwani	53	Director	2009

Stephen J. Browand has served as our Chief Executive Officer and a director of our company since January 30, 2009.  Mr. Browand served as Chairman and Chief Executive Officer of the NYSS Group Ltd., a New York based multinational security consulting firm, from 2000 to January 2009.  He also served as the President and Chief Executive Officer of Hachette Distribution Services USA (HDS), a division of the Lagardere Group, a public French multi-national conglomerate, from 1989 to 1999.  Mr. Browand has a Bachelor of Science in business administration from New York University.

Suresh Relwani has served as a director of our company since January 30, 2009.  He has been a principal of R.K. and Associates, Inc., a company specializing in environmental health and safety which he established, since 1995.  Mr. Relwani served as a Principal Engineer at Harding Lawson Associates Group, Inc., a provider of engineering, environmental and construction related services, where he managed the air quality group and was responsible for air quality and odor services, from 1991 to 1995.

Raj Pamani has served as a director of our company since January 30, 2009.  For approximately the last twelve years, Mr. Pamani has served as a director of the privately held Pamani Group Ltd., a company engaged in the business of real estate investments (commercial and residential) and owning and operating restaurants and hotels and food processing plants.

Executive Officers

Set forth below are the names, ages and titles of all of the executive officers of our company as of February 16, 2010, and the years in which such executive officers became executive officers of our company.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds office until he resigns, is removed by the Board or his successor is elected and qualified.

Name	Age	Positions and Offices Held	Executive Officer Since
Stephen J. Browand	59	Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director	2009
Dr. Andy Kielbania	64	Chief Scientist and Secretary	2009

Stephen J. Browand  has served as our Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and a director of our company since January 30, 2009.  See Mr. Browand's biographical information above.

Dr. Andy Kielbania has served as our Chief Scientist and Secretary since January 30, 2009.  Dr. Kielbania joined BioNeutral Laboratories as a scientist in 2005.  From 2002 to 2005 Dr. Kielbania served as the vice president of Manning Management.  He previously held positions at Rohm and Haas where he assumed senior level positions in research and developing.  Dr. Kielbania received his Ph.D. in organic chemistry from the University of California at Berkeley.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by the regulation to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the fiscal year ended October 31, 2009 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended October 31, 2009, we have determined that none of the parties subject to the reporting requirements of Section 16(a) filed the required reports during and with respect to the fiscal year ended October 31, 2009, with the exception of a late filing by James Crane, our former Chief Financial Officer, who filed a Form 3 in connection with his appointment as an executive officer on January 29, 2009, approximately five months after the date such Form 3 was due.  Mr. Crane has also indicated to us that the information he filed on his Form 3 may have been incorrect or incomplete.

Code of Ethics

We have a code of ethics that applies to our chief executive officer, chief financial officer and other persons who perform similar functions.  A copy of our code of ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Audit Committee Financial Expert

Our Board of Directors, which currently consists of three individuals, does not have any separately-designated standing committees, including a separately-designated standing audit committee.  The entire Board of Directors currently acts as our audit committee.  We may, however, as our business grows and if additional members are added to our Board of Directors, our Board of Directors will establish an audit committee, one of the members of which may be an “audit committee financial expert,” as such term is defined in the rules of the SEC.  Our Board of Directors currently has determined that none of its members currently meets the SEC's criteria for an “audit committee financial expert.”

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
(Fiscal Year Ended October 31, 2009 and Ten Months Ended October 31, 2008)

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during the fiscal year ended October 31, 2009 and (ii) the two most highly compensated executive officers, other than the principal executive officer who were serving as executive officers at the end of such fiscal year and who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)($)		All Other Compensation ($)		Totals ($)
Stephen Browand	2009	0	0	750,000	(2)	0		750,000	(3)
Chief Executive Officer	2008	0	0	0		0		0

Victoria Callanan
Former Chief	2009	0	0	0		0		0
Executive Officer (4)	2008	0	0	0		0		0

James Crane
Former Chief	2009	0	0	367,785	(6)	10,000	(7)	377,785
Financial Officer (5)	2008	0	0	0		0		0

Dr. Andy Kielbania	2009	120,000	0	0		8,938	(9)	128,938
Chief Scientist &	2008	120,000	0	260,000	(8)	4,681	(9)	384,681
Secretary
 ________________________
(1)           Represents the expense to us pursuant to FAS 123(R) for the respective year for restricted stock or stock options granted as long-term incentives.  See Note 10 of our financial statements for the fiscal year ended October 31, 2009 and ten months ended October 31, 2008 for the assumptions used for valuing the expense under FAS 123(R).

(2)           Mr. Browand was appointed to serve as our Chief Executive Officer, effective as of January 29, 2009.  Represents the value of 750,000 shares of our common stock issued to Mr. Browand on January 29, 2009.

(3)           Does not include $30,558 paid to NYSS Group Ltd., an affiliate of Mr. Browand, for services provided to us in fiscal 2009.

(4)           Ms. Callanan resigned from her positions as our Chief Executive Officer and Principal Accounting Officer and all other offices with us, effective as of January 30, 2009.

(5)           Mr. Crane was appointed to serve as our Chief Financial Officer, effective as of January 29, 2009, and Mr. Crane submitted his decision to resign as our Chief Financial Officer on December 12, 2009. As a result of such resignation, our relationship with Mr. Crane pursuant to the certain Consulting Agreement, dated as of May 20, 2009, between us and Mr. Crane, was terminated effective December 12, 2009.

(6)           Represents the value of 450,000 shares of common stock issued to Mr. Crane on June 8, 2009 for past and future services and the value of 82,585 shares of common stock issued to Mr. Crane on January 29, 2009 for past services.

(7)           Represents the value of 10,000 shares of common stock issued to Mr. Crane in January 2009, as reimbursement for travel expenses.

(8)           Represents the value of 260,000 shares of our common stock issued to Dr. Kielbania into which $260,000 of accrued but unpaid compensation was converted.  The shares were issued to Dr. Keilbania on January 30, 2009.

(9)           Represents the cost of a leased car utilized by Dr. Kielbania.

Employment/Consulting Agreements

We and James Crane, our former Chief Financial Officer, entered into a Consultant Agreement, dated March 13, 2009, pursuant to which Mr. Crane agreed to provide us with services as our Chief Financial Officer.  In exchange for his services under the agreement, Mr. Crane was entitled to receive a monthly fee of $5,000 during the term of the agreement; provided, however, that for the months of March and April 2009, Mr. Crane agreed to accept as payment in lieu of cash, a total of 10,000 shares of common stock.   In addition, as of January 29, 2009, Mr. Crane received an award of 150,000 shares of our common stock, in partial payment of the fees expected to be earned in performance of his services over the term, 75,000 shares of the Company's common stock vested on January 30, 2009, as a result of the filing of Form 8-K announcing the closing of the reverse merger between BioNeutral Laboratories Corporation USA and our company and an additional 75,000 shares were to vest on January 29, 2010.  Our relationship with Mr. Crane pursuant to the Consulting Agreement, dated as of May 20, 2009, between us and Mr. Crane, was terminated effective January 12, 2010 (the “Crane Consultant Agreement”).  Mr. Crane has asserted that he is entitled to up to 147,210 shares of common stock pursuant to the terms of the Crane Consulting Agreement; and we assert that Mr. Crane is not entitled to any additional shares of common stock pursuant to the Crane Consulting Agreement or any other arrangement.

We and Dr. Andy Kielbania, our Chief Scientist, are parties to a consulting agreement, pursuant to which Dr. Kielbania agreed to take responsibilities and take direction from our board of directors.  Under this agreement, we are obligated to pay Dr. Kielbania $10,000 per month; provided, that compensation need not be paid until we have adequate funds in order to make payment on the compensation owed to him.  We also have verbally agreed with Dr. Andy Kielbania, our Chief Scientist, that at such time as we obtain approval from the EPA for a product or application which utilizes our patented chemical formulations, if ever, we will award Dr. Kielbania 555,822 shares of our common stock.

2009 Stock Incentive Plan

On January 30 , 2009, at a special meeting of our stockholders, our stockholders approved the BioNeutral Group, Inc. 2009 Stock Incentive Plan (the “Plan”), which had been previously approved by our Board of Directors, subject to stockholder approval.  The purpose of the Plan is to foster and promote our long-term financial success and to increase stockholder value by, among other things, enabling key employees and outside directors to share in our long-term growth and success.  A total of 5,000,000 shares of common stock is available for incentive awards granted under the Plan, subject to adjustment.  The number of shares of common stock that are the subject of incentive awards under the Plan, which are forfeited or terminated, are surrendered in payment of applicable employment taxes and/or other withholding obligations in connection with the vesting of an incentive award, or are settled in cash in lieu of common stock or in another manner such that all or some of the shares covered by the incentive award are either not issued to a grantee or are exchanged for incentive awards that do not involve common stock, shall again, in each case, immediately become available for incentive awards to be granted under the Plan.

The Plan is to be administered by the Compensation Committee (or subcommittee thereof) (the “Committee”) of the Board of Directors, which consists of not less than three directors who fulfill the “non-employee director” requirements of Rule 16b-3 under the Exchange Act and the “outside director” requirements of Section 162(m) of the Internal Revenue Code; provided, however, that with respect to any incentive award for an outside director, the Committee shall be the entire Board of Directors.  The Committee shall from time to time designate those employees and/or outside directors to be granted incentive awards under the Plan, the type of incentive awards granted, the number of shares, rights or units, as the case may be, which shall be granted to each such person, and any other terms or conditions relating to the incentive awards as it may deem appropriate to the extent consistent with the provisions of the Plan.  Unless and until the Committee determines that a particular incentive award granted to a covered employee is not intended to comply with the “performance-based exception” under Section 162(m) of the Internal Revenue Code, (i) the maximum aggregate number of shares of common stock attributable to incentive awards that may vest in any calendar year pursuant to any incentive award held by any individual covered employee shall be 2,000,000 shares and (ii) subject to such limitation, the maximum aggregate number of shares issuable to any one person pursuant to incentive awards shall be 5% of the number of shares of common stock outstanding at the time of the grant.

With respect to a grantee who is an employee or outside director, shares of restricted stock may be awarded by the Committee with such restrictions during the restriction period as the Committee designates in its discretion.  Subject to limited exceptions, in no event shall the restriction period for a grant of restricted stock expire earlier than (i) one year from the date of grant for restricted stock for which the restriction period expires upon the attainment of performance goals or (ii) ratably over three years from the date of grant for restricted stock for which the restriction period expires upon the performance of services over time.  Restricted stock shall be awarded for no additional consideration or such additional consideration as the Committee may determine, which consideration may be less than, equal to, or more than the fair market value of the shares of restricted stock on the grant date.  Unless otherwise specified in the grantee’s incentive agreement with respect to the restricted stock, each restricted stock award shall not constitute an immediate transfer of the record and beneficial ownership of the shares of restricted stock to the grantee in consideration of the performance of services as an employee or outside director, as applicable, and shall not entitle such grantee to any voting and other ownership rights in such shares until the date the restriction period ends.

Stock-based awards other than restricted stock awards may be awarded by the Committee to selected grantees that are payable in shares of our common stock or in cash, as determined in the discretion of the Committee to be consistent with our goals.  Such awards that are payable in shares of our common stock include, without limitation, purchase rights, shares of common stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures, and other rights convertible into shares.  The amount of consideration required to be received by us shall be either (i) no consideration other than services actually rendered (in the case of authorized and unissued shares) or to be rendered, or (ii) as otherwise specified in the incentive agreement.  Except for limited circumstances, in no event shall a grant of an stock-based award vest earlier than (i) one year from the date of grant for an award which is subject to the attainment of performance goals or (ii) ratably over three years from the date of grant for an award which vests upon the performance of services over time.  Other stock-based awards shall be paid in shares of common stock, in a single payment or in installments on such dates as determined by the Committee; all as specified in the incentive agreement.

In the event of a change in control of our company, as of the day immediately preceding the change in control date, unless expressly provided otherwise in the grantee’s incentive agreement: (a) all of the restrictions and conditions of any awards then outstanding shall be deemed satisfied, and the restriction period with respect thereto shall be deemed to have expired, and each award shall become free of all restrictions and fully vested; and (b) all of the performance-based stock-based awards and any other stock-based awards shall become fully vested, deemed earned in full, and promptly paid within 30 days to the affected grantees without regard to payment schedules and notwithstanding that the applicable performance cycle, retention cycle or other restrictions and conditions have not been completed or satisfied.

Outstanding Equity Awards at Fiscal Year End
(Fiscal Year Ended October 31, 2009)

As of October 31, 2009, none of our named executive officers held any outstanding unexercised stock options, unvested stock awards, or any other equity incentive plan awards.

Director Compensation

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Director Compensation

The following table provides certain information with respect to the compensation earned or paid to our non-employee directors during the fiscal year ended October 31, 2009.  Mr. Browand did not receive any compensation for his service on our board of directors beyond the compensation he received as our Chief Executive Officer.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Raj Pamani	0	0	0	0	0	340,890	(2)	340,890
Suresh Relwani	0	83,218	0	0	0	463,000	(3)	546,218

(1)           Represents the expense to us pursuant to FAS 123(R) for the respective year for shares granted as long-term incentives.  See Note 10 of our financial statements for the fiscal year ended October 31, 2009 and ten months ended October 31, 2008 for the assumptions used for valuing the expense under FAS 123(R).

(2)           This amount consists of (i) $10,000 per month paid or credited to Mr. Pamani for consulting services, the credited amount against which Mr. Pamani charged certain expenses and the balance of which was $2,303 at October 31, 2009; (ii) $219,000 paid to Jina Partners, an affiliate of Mr. Pamani, for consulting services, $90,900 of which was paid in advance for future services and is recorded as a pre-paid expense, and (iii) $990 in respect of a car leased by us that is utilized by Mr. Pamani.

(3)           Includes (i) the value of 500,000 shares of our common stock issued to R.K. and Associates, Inc. ("R.K."), an entity controlled by Mr. Relwani, on January 29, 2009, in advance for consulting services to be provided to us; (ii) $10,000 paid to R.K for consulting services provided to us during fiscal 2009 and (iii) expenses incurred in connection with such services in the amount of $3,000 that were reimbursed to R&K.

Consulting Agreements with Certain Directors

We and our director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from our board of directors.  Under this agreement, we are obligated to pay Mr. Pamani $10,000 per month.  During fiscal 2008 and fiscal 2009, we paid or credited $40,000 and $120,000, respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded as a related party payable.  Mr. Pamani has charged certain personal expenses against our cash account which have been treated by us as repayment of the related party payable.   At October 31, 2008 and October 31, 2009, the balance owed to the director was $6,857 and $2,303, respectively.

On September 6, 2008, we entered into an agreement with Jina Partners (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, we are obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For the ten months ended October 31, 2008 and twelve months ended October 31, 2009, we paid $0 and $219,000, respectively, to Jina, of which $0 and $99,900, respectively, was treated as prepaid expense.

Between January 1, 2009 and February 28, 2009, R.K. and Associates, Inc. (“R.K.”), provided environmental consulting services to us for which we paid R.K. approximately $10,000 for consulting services and approximately $3,000 for expenses incurred by R.K. while providing those services.  Our director, Suresh Relwani, is the sole owner of R.K.  In addition, on November 12, 2008, we entered into a Consultant Agreement with R.K. (the “R.K. Consultant Agreement”) pursuant to which R.K. agreed to provide us with environmental consulting services.  The term of the R.K. Consultant Agreement expires on November 11, 2011, unless terminated earlier by either party.  On January 29, 2009, we granted R.K. 500,000 shares of our common stock, valued at $500,000, under the R.K. Consultant Agreement, for future consulting services to us, which is being amortized over three years.  At October 31, 2009, the balance of prepaid compensation was $338,768.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of shares of our common stock, as of February 16, 2010:

•	by each person known by us to be the beneficial owner of 5% or more of our common stock;

•	by each of our directors and named executive officers; and

•	by all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated.  For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days.  As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.  Common stock beneficially owned and percentage ownership as of February 16, 2010 were based on 65,618,604 shares outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class

Stephen Browand (2)	750,000	1.1%
Dr. Andy Kielbania	445,274	*
Raj Pamani (3)	2,000,000	3.0%
Suresh Relwani (4)	583,218	*
Victoria Callanan (5)	0	0%
James Crane (6)	532,585	*
Michael D. Francis and Marjorie R. Francis (7)	5,124,347	7.8%
All Directors and Executive Officers as a Group (6 persons) (8)	4,311,077	6.6%
__________________________
*           Less than 1%

(1)           Unless otherwise stated, the address for all the officers and directors is c/o BioNeutral Group, Inc., 211 Warren Street, Newark, New Jersey 07103.

(2)           Mr. Browand was appointed to serve as our Chief Executive Officer, effective as of January 29, 2009.  Mr. Browand’s eighteen year old son, who lives in the same home as Mr. Browand, currently owns 755 shares of our common stock.  Mr. Browand disclaims any beneficial ownership of these shares.

(3)           Includes 2,000,000 shares of our common stock held by Pamani Group Ltd. with respect to which Mr. Pamani has sole voting and dispositive power.

(4)           Includes 500,000 shares of common stock of R.K. and Associates, Inc. with respect to which Mr. Relwani has sole voting and dispositive power.

(5)           Ms. Callanan resigned from her positions as our Chief Executive Officer and Principal Accounting Officer and all other offices with us, effective as of January 30, 2009.

(6)           Mr. Crane was appointed to serve as our Chief Financial Officer, effective as of January 29, 2009, and Mr. Crane submitted his decision to resign as our Chief Financial Officer on December 12, 2009. As a result of such resignation, our relationship with Mr. Crane pursuant to the certain Consulting Agreement, dated as of May 20, 2009, between us and Mr. Crane, was terminated effective January 12, 2010.

(7)           Includes 15,500 shares with respect to which Michael D. Francis has sole voting and dispositive power and 5,108,847 shares with respect to which Michael D. Francis and Marjorie R. Francis have shared voting and dispositive power.  The address of the principal business office or residence of Michael D. Francis and Marjorie R. Francis is 50 Smith Road, Parsippany, New Jersey 07054.  The foregoing information is derived from a Schedule 13G filed on behalf of the reporting persons on September 8, 2009.  Excludes shares of our common stock that may be issued to Mr. Francis that may be issued upon conversion of the First Francis Note and the Second Francis Note.  See “Item  5 --Unregistered Sales of Equity Securities” of this Annual Report on Form 10-K.

(8)           See Footnote Nos. 1 through 4.

Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	5,000,000	(1)
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	5,000,000
________________________________________________________________________________________________
(1) Represents shares of our common stock authorized for issuances under our 2009 Stock Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions.

During the twelve months ended October 31, 2009 and ten months ended October 31, 2008, we recorded interest of $3,318 and $5,408, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with us on January 29, 2009, respectively.  On January 29, 2009, we issued 20,000 shares of our common stock to a former member of our Board of Directors to cancel outstanding loans of $20,000 owed to him.  In connection with such stock issuance, the individual also agreed to forgive interest on the loan in the amount of $2,251.  On January 29, 2009, we repaid an aggregate of $33,517 owed to such former members of our Board of Directors.  The balance of the amounts payable to the former members of our Board of Directors at October 31, 2008 and October 31, 2009 was $ 85,586 and $29,109, respectively.

We and our director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from our board of directors.  Under this agreement, we are obligated to pay Mr. Pamani $10,000 per month.  During fiscal 2008 and fiscal 2009, we paid or credited $40,000 and $120,000, respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded as a related party payable to Mr. Pamani.  Mr. Pamani has charged certain personal expenses against our cash account which have been treated by us as repayment of the related party payable. At October 31, 2008 and October 31, 2009, the balance owed to the director was $6,857 and $2,303, respectively.

On September 6, 2008, we entered into an agreement with Jina Partners (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, we are obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For the ten months ended October 31, 2008 and twelve months ended October 31, 2009, we paid $0 and $219,000, respectively, to Jina, of which $0 and $99,900, respectively, was treated as prepaid expense.

On May 30, 2008, we issued 277,778 shares of tour common stock for gross proceeds of $250,000 to Raj Pamani, a member of our Board of Directors.  On June 15, 2008, we issued 4,722,222 shares of our common stock, valued at $4,250,000 for compensation to Mr. Pamani for services provided to us.

We have made payments on three automobile leases entered into on our behalf by Dr. Andrew Kielbania, our Chief Scientist and Secretary, since June 10, 2008.  One of these automobiles is driven by Dr. Kielbania; one of the automobiles has been driven by Raj Pamani, one of our directors, since October 2008; and one of the automobiles is stored at the residence of Mr. Pamani.  Payments during the twelve months ended October 31, 2009 and the ten months ended October 31, 2008 totaled $31,597 and $16,037, respectively.

On September 30, 2008, our Chief Scientist and Secretary, Dr. Andrew Kielbania, agreed to convert $260,000 in accrued but unpaid compensation into 260,000 shares of our common stock.  The shares were issued to Dr. Keilbania on January 30, 2009.

We and Dr. Kielbania are parties to a consulting agreement, pursuant to which Dr. Kielbania agreed to take responsibilities and take direction from our board of directors.  Under this agreement, we are obligated to pay Dr. Kielbania $10,000 per month; provided, that compensation need not be paid until we have adequate funds in order to make payment on the compensation owed to him.  We also have verbally agreed with Dr. Andy Kielbania, our Chief Scientist, that at such time as we obtain approval from the EPA for a product or application which utilizes our patented chemical formulations, if ever, we will award Dr. Kielbania 555,822 shares of our common stock.

Between January 1, 2009 and February 28, 2009, R.K. and Associates, Inc. (“R.K.”), provided environmental consulting services to us for which we paid R.K. approximately $10,000 for consulting services and approximately $3,000 for expenses incurred by R.K. while providing those services.  Our director, Suresh Relwani, is the sole owner of R.K.  In addition, on November 12, 2008, we entered into a Consultant Agreement with R.K. (the “R.K. Consultant Agreement”) pursuant to which R.K. agreed to provide us with environmental consulting services.  The term of the R.K. Consultant Agreement expires on November 11, 2011, unless terminated earlier by either party.  On January 29, 2009, we granted R.K. 500,000 shares of our common stock, valued at $500,00,  for future consulting services under the R.K. Consultant Agreement, which amount is being amortized over three years. At October 31, 2009, the balance of prepaid compensation was $338,768.

During fiscal 2009, we paid approximately $30,558 to NYSS Group Ltd., an affiliate of by Stephen Browand, our Chief Executive Officer, for the provision by NYSS of intellectual property encryption services to us.

In January 2009, we issued 82,585 shares valued at $82,585 to James Crane, our former Chief Financial Officer in payment for services performed and for $10,000 in expenses incurred by the former Chief Financial Officer. In June 2009, we issued 450,000 shares valued at $295,200 for past services and future services to be performed.

In January 2009, we issued 750,000 shares of our common stock to Stephen Browand, our Chief Executive Officer, in lieu of cash compensation for his services.  The shares were valued at $750,000.

In January 2009, we issued 260,000 shares, valued at $260,000, to Dr. Andy Kielbania, our Chief Scientist, that had been granted prior to November 1, 2008 to compensate him for past wages that had not been paid to him.

In January 2009, we issued 416,090 shares of our common stock to members of our board of directors, of which 332,872 shares with a value of $332,872 had been granted prior to November 1, 2009 and 83,218 shares with a value of $83,218 were granted in January 2009.

In February 2009, we entered into indemnification agreements with each of our current officers and directors, which provide indemnification in certain situations to the fullest extent permitted by applicable law.

On May 27, 2009, Mr. Francis purchased 1,000,000 shares of our common stock for $250,000.  See “Item  5 --Unregistered Sales of Equity Securities” of this Annual Report on Form 10-K.

On November 13, 2009, we issued (i) an unsecured promissory note to Michael D. Francis, a shareholder of our company, in the amount of $250,000 (the “First Francis Note”), and (ii) an unsecured promissory note (the “First Capara Note”) to Capara Investments LLC (“Capara”), in the amount of $250,000, which issuances resulted in gross proceeds to us of $500,000.  The sole member of Capara, Raj Pamani, is a member of our Board of Directors.  We issued  another unsecured promissory note to Mr. Francis on February 12, 2010, containing the same terms and conditions as the First Francis Note, which resulted in gross proceeds to us of $250,000.  We issued another unsecured promissory note to Capara on March 9, 2010, containing the same terms and conditions as the First Capara Note, which issuance resulted in gross proceeds to us of $250,000. On March 15, 2010, Michael Francis loaned $100,000 to us on the same terms as those contained in the First Francis Note and has agreed to loan an additional $150,000 to us on March 31, 2010 on the same terms as the First Francis Note.  We and Michael Francis intend to enter into an unsecured promissory note in respect of such borrowings containing substantially the same terms as the First Francis Note.  See “Item  5 --Unregistered Sales of Equity Securities” of this Annual Report on Form 10-K.

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

We have not adopted polices and procedures to review, approve, or ratify transactions involving real or apparent conflicts of interest.

Director Independence

Our common stock is not listed on a national securities exchange and therefore, we are not subject to any corporate governance requirements regarding independence of board or committee members.  Under the definition of independence contained in the rules of The American Stock Exchange, LLC, an “independent director” of a company means a person who is not an officer or employee of the company or its subsidiaries and who the board of directors has affirmatively determined does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, we have determined that Mr. Relwani is the only one of our directors that is an independent director within the meaning of the applicable AMEX listing standard.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by our registered independent public accounting firm, Bartolomei Pucciarelli, LLC (“Bartolomei”), is approved in advance by our Board of Directors, including the proposed fees for such work. The Board of Directors is informed of each service actually rendered.  None of the services provided by our independent registered public accounting firm for the fiscal year ended October 31, 2009 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Audit Fees

The aggregate fees billed by Bartolomei for professional services rendered for the audit of our annual financial statements for the fiscal years ended October 31, 2009 and 2008, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended October 31, 2009 and 2008 were $ 150,000 and $25,000, respectively.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, Bartolomei did not bill any fees for services rendered to us during fiscal years ended October 31, 2009 and 2008 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Bartolomei for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended October 31, 2009 and 2008.

All Other Fees

There were no fees billed by Bartolomei for products or professional services rendered, other than services described under the caption “Audit Fees” above during fiscal years ended October 31, 2009 and 2008.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements.  The following financial statements of BioNeutral Group, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 31, 2009 and ten months ended October 31, 2008
Consolidated Statements of Operations for the year ended October 31, 2009 and ten months ended October 31, 2008
Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2009 and ten months ended October 31, 2008
Consolidated Statements of Cash Flows for the years ended October 31, 2009 and ten months ended October 31, 2008
 Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

3. Exhibits.  The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit No.	Description

2.1	Share Exchange Agreement by and among BioNeutral Group, Inc. and BioNeutral Laboratories Corporation USA and the shareholders thereof (1)

3.1	Articles of Incorporation of BioNeutral Group, Inc. (2)

3.2	Amendment to Articles of Incorporation of BioNeutral Group, Inc. (3)

3.3	Bylaws of BioNeutral Group, Inc. (formerly known as Moonshine Creations, Inc.) (2)

Exhibit No.	Description
4.1	Form of Stock Certificate of BioNeutral Group, Inc.*

4.2	Form of Debenture of BioNeutral Group, Inc. (one in a series of debentures with identical terms) (3)

4.3	Form of Agreement to Convert BioNeutral Debenture (one in a series of agreements with identical terms) (3)

4.4	Registration Rights Agreement, dated as of February 3, 2010, between BioNeutral Group, Inc. and Chertoff Group, LLC (6)

4.5	8% Exchangeable Promissory Note, dated November 13, 2009, issued in favor of Michael D. Francis (6)

4.6	8% Exchangeable Promissory Note, dated November 13, 2009, issued in favor of Capara Investments LLC (6)

4.7	8% Exchangeable Promissory Note, dated February 12, 2010, issued in favor of Michael D. Francis (6)

4.8	8% Exchangeable Promissory Note, dated March 9, 2010, issued in favor of Capara Investments LLC*

10.1	BioNeutral Group, Inc. 2009 Stock Incentive Plan (3)

10.2	Consulting Agreement, dated as of June 15, 2008, between BioNeutral Group, Inc. and Raj Pamani*

10.3	Letter of Intent, dated March 20, 2009, between BioNeutral Group, Inc. and Orient Arts Inc. (4)

10.4	Professional Services Agreement between BioNeutral Group, Inc. and Dorothy Canter Consulting, LLC (4)

10.5	Consulting Agreement, dated March 13, 2009, between BioNeutral Group, Inc. and James Crane (4)

10.6	Advisory Agreement, dated August 26, 2009, by and among BioNeutral Group, Inc. and Chertoff Group, LLC (5)

10.7	First Amendment to Advisory Agreement, dated February 3, 2010, by and among BioNeutral Group, Inc. and Chertoff Group, LLC (6)

10.8	Stock Appreciation Rights Agreement, dated as of February 3, 2010, between the Company and Chertoff Group, LLC (6)

10.9	Restricted Stock Unit Agreement, dated as of February 3, 2010, between the Company and Chertoff Group, LLC (6)

10.10	Lease Agreement, dated September 1, 2009, between BioNeutral Group, Inc. and New Jersey Institute of Technology (Enterprise Development Center)*

Exhibit No.	Description
10.1 1	Consultant Agreement, dated September 6, 2008, between BioNeutral Laboratories Corporation USA and Jina Partners*

10.1 2	Consultant Agreement, dated November 12, 2008, between BioNeutral Laboratories Corporation USA and R.K. and Associates, Inc.*

10.1 3	Consulting Agreement between BioNeutral Laboratories Corporation USA and Andrew Kielbania*

10.1 4	Consulting Agreement, dated September 15, 2008, between BioNeutral Laboratories Corporation USA, Pamani Group Ltd. and Angel's Assets Holdings Ltd.*

10.1 5	Form of Indemnification Agreement, dated February 10, 20009, between BioNeutral Group, Inc. and each of its executive officers and directors.*

14.1	BioNeutral Group, Inc. Code of Ethics (3)

21.1	Subsidiaries of BioNeutral Group, Inc.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

 _______________
*           Filed herewith.

(1)         Incorporated by reference to BioNeutral Group, Inc.'s Amendment No. 1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2009.

(2)         Incorporated by reference to BioNeutral Group, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2008.

(3)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

(4)         Incorporated by reference to BioNeutral Group, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 23, 2009.

(5)        Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2009.

(6)        Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010.

(b) Exhibits.  The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference.

(c) Financial Statement Schedules and Other Financial Statements.

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC.

	By:	/s/ Stephen Browand
Stephen Browand
Chief Executive Officer
Dated: March 17 , 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stephen Browand	Chairman of the Board of the Directors and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 17 , 2010
Stephen Browand

/s/ Raj Pamani	Director	March 17 , 2010
Raj Pamani

/s/ Suresh Relwani	Director	March 17 , 2010
Suresh Relwani