Form 10-Q
period 2010-01-31
BioNeutral Group, Inc
filed 2010-03-22
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                          ☒   Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of March 15, 2010 was 66,618,604 shares.  (See explanatory note preceding Item 1 of this Form 10-Q).

BIONEUTRAL GROUP, INC.

Explanatory Note:  Our transfer agent's records indicate that as of March 15, 2010, 66,618,604 shares of our common stock were outstanding.  Our records, however, indicate that as of March 15, 2010, there were 60,849,200 shares of our common stock outstanding.  See Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2010 and OCTOBER 31, 2009

	January 31, 2010	October 31, 2009
	Unaudited
ASSETS

Current Assets
Cash	$227,402	$139,663
Accounts Receivable	2,825	2,825
Inventory	2,925	2,925
Prepaid Expenses (Note 2)	144,000	192,007
Prepaid Expenses-Related Parties (Note 2)	367,001	438,668

Total Current Assets	744,153	776,088

Property & Equipment (Note 3)	1,152	1,206
Patents (Note 4)	11,619,112	11,739,033
Other Assets	2,500	2,500

TOTAL ASSETS	$12,366,917	$12,518,827

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Loan From Stockholder (Note 7)	$250,000	$-
Accounts Payable & Accrued Expenses (Note 5)	1,732,568	1,169,521
Related Party Payables (Note 6)	55,104	31,412
Current Liabilities	2,037,672	1,200,933

Long Term Liabilities
Exchangeable Loan From Director (Note 7)	250,000	-
Exchangeable Loan From Stockholder (Note 7)	250,000	-
Total Long Term Liabilities	500,000	-

TOTAL LIABILITIES	2,537,672	1,200,933

Commitments & Contingencies (Note 12)

Equity: (Note 9)
Bioneutral Group, Inc. Stockholders' Equity
Preferred Stock, Series A, $.001 par value; 800,000 shares
authorized, 279,991 and 279,991 issued and outstanding
at January 31, 2010 and October 31, 2009 respectively.	280	280
Preferred Stock, $.001 par value; 4,200,000 shares authorized,
0 shares issued and outstanding at January 31, 2010 and
October 31, 2009.	-	-
Common Stock, $.00001 par value; 200,000,000 shares authorized,
60,849,200 shares and 60,849,200 shares issued and
outstanding at January 31, 2010 and October 31, 2009 respectively.	608	608
Additional Paid-in Capital	56,675,657	56,675,657
Accumulated Deficit	(47,548,513)	(46,260,596)
Total Bioneutral Group, Inc. Stockholders' Equity	9,128,032	10,415,949

Noncontrolling Interest	701,213	901,945

Total Equity	9,829,245	11,317,894

TOTAL LIABILITIES AND EQUITY	$12,366,917	$12,518,827

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2010	2009
	Unaudited	Unaudited
Revenues	$-	$-

Cost of Revenues	-	-

Gross Profit (Loss)	-	-

Operating Expenses
Depreciation and Amortization	172,937	112,432
Other Selling, General and Administrative Expenses	1,304,832	2,209,390

Total Operating Expenses	1,477,769	2,321,822

Loss from Operations	(1,477,769)	(2,321,822)

Other Income and Expenses	(10,880)	1,111

Net Loss Before Income Taxes	(1,488,649)	(2,320,711)

Provision for Income Taxes	-	-

Net Loss	(1,488,649)	(2,320,711)

Add: Net Loss Attibutable to the Non-controlling Interest	200,732	331,718

Net Loss Attributable to BioNeutral Group, Inc.	$(1,287,917)	$(1,988,993)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.09)

Weighted Average Number of Common Shares Used to
Compute Basic and Diluted Loss per Share	60,849,200	23,339,518

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2010	2009
	Unaudited	Unaudited

CASH USED IN OPERATING ACTIVITIES
Net Loss	$(1,287,917)	$(1,988,993)
Adjustments to Reconcile Net Loss To Net Cash Used in
Operating Activities

Stock Based Compensation	79,966	1,732,415
Depreciation and Amortization	172,937	112,432
Net Loss Attributed to Non Controlling Interest	(200,732)	(331,718)
Forgiveness of Debt	-	(2,251)

Changes in Operating Assets and Liabilities
(Increase) / Decrease in Prepaid Expenses	39,708	(42,500)
Increase in Accounts Payable and Accrued Expenses	510,083	65,458

NET CASH USED IN OPERATING ACTIVITIES	(685,955)	(455,157)

CASH USED IN INVESTING ACTIVITIES
Expenditures for Patentable Technology and Associated Patent Costs	-	(4,963)

NET CASH USED IN INVESTING ACTIVITIES	-	(4,963)

CASH PROVIDED BY FINANCING ACTIVITIES
Net Proceeds From Issuance of Stock	-	630,000
Repayment of Loans from Former Board Members	-	(33,517)
Increase in Related Party Payables- Director	22,828	19,178
Deferral of Interest on Related Party Payables-Director Notes	866	1,643
Increase in Loan from Stockhlder	250,000	-
Proceeds from Exchangeable Promisorry Notes	500,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	773,694	617,304

NET INCREASE IN CASH & CASH EQUIVALENTS	87,739	157,184

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	139,663	85,938

CASH & CASH EQUIVALENTS, END OF PERIOD	$227,402	$243,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For Interest	$-	$3,517

Cash Paid For Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash Patent Cost Additions	$52,963	$48,000

Cancellation of Debt Upon Agreement to Issue Shares of Common Stock	$-	$20,000

Issuance of Common Stock in Lieu of Expense reimbursement and
Cash compensation	$-	$10,000

Issuance of Common Stock in Exchange for Intellectual Property	$-	$4,730,250

Issuance of Common Stock for Prepaid Consulting Contracts	$-	$11,300,000

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that may affect the amounts reported in its consolidated financial statements and accompanying notes.  Actual results may differ from these estimates under different assumptions or conditions.

The financial information as of October 31, 2009 is derived from the audited financial statements presented in the BioNeutral Group, Inc. (the “Company”) Annual Report on Form 10-K for the year ended October 31, 2009.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2009, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 2010.

References throughout the Notes to Consolidated Financial Statements to “BioLabs” or “BioNeutral Laboratories” are to our subsidiary BioNeutral Laboratories Corporation USA.

The Company’s consolidated financial statements for the three months ended January 31, 2009 have not been previously filed with the Securities and Exchange Commission (“SEC”) and are included in these consolidated financial statements (includes the statements of financial position, income and cash flows for the three months ended January 31, 2009) that will be included in the Company’s Quarterly Report on Form 10-Q.

Initial Adoption of Accounting Policy - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement guidance, which has been codified within ASC 810-10-65, Consolidations, establishes reporting standards for noncontrolling interests in subsidiaries. This statement changed the presentation of noncontrolling interests in subsidiaries in the financial statements for the Company beginning November 1, 2009.

Note 2 - Prepaid Expenses

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

Amounts are expensed on a straight line basis (and the prepaid asset reduced) over the periods the services are provided. The prepaid expense balance includes $ 84,000 and $ 120,000 at January 31, 2010 and October 31, 2009, respectively, for share based payments to non-employees for services and $ 60,000 and $ 72,007 at January 31, 2010 and October 31, 2009, respectively, for prepaid expenses paid in cash.

The prepaid expenses – related parties includes $69,900 and $99,900 of prepaid expenses paid in cash to a related party at January 31, 2010 and October 31, 2009, respectively and $297,101 and $338,768 of prepaid expenses paid in shares to a related party at January 31, 2010 and October 31, 2009, respectively.

Note 3 - Property & Equipment

Property and equipment consisted of the following:

	January 31, 2010	October 31, 2009

Computer Hardware	$4,233	$4,233
Furniture and Fixtures	1,494	1,494
Less: Accumulated Depreciation & Amortization	(4,575)	(4,521)
	$1,152	$1,206

Note 4 - Patents

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

	January 31, 2010	October 31, 2009
Gross Carrying Amount	$14,978,021	$14,925,058
Accumulated Amortization	(3,358,909)	(3,186,025)

Net Carrying Amount	$11,619,112	$11,739,033

The Company follows FASB ASC 350-30-35 and amortizes the costs of its patents over the shorter of its specific useful life, or 20 years. The Company is amortizing its patents over 20 years, with no anticipated residual value.  Amortization expense for the three months ended January 31, 2010 and October 31, 2009 was $ 172,884 and $ 112,379, respectively.

Estimated amortization expense is as follows:

For The Year Ending:	Amount
10/31/2010	$691,000
10/31/2011	$691,000
10/31/2012	$691,000
10/31/2013	$691,000
10/31/2014	$691,000

The patents are evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 through 35-35. An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value.

Note 5 – Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	January 31, 2010	October 31, 2009

Accrued Compensation	$474,000	$423,000
Other Liabilities	1,258,568	746,521
	$1,732,568	$1,169,521

Note 6 - Related Party Payables

The Company and one of its directors, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's Board of Directors.  Under this agreement, the Company is obligated to pay Mr. Pamani $10,000 per month.  During the three months ended January 31, 2010 and 2009, the Company paid or credited $30,000 and $30,000 respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in the Company's related party payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the related party payable.   At January 31, 2010 and October 31, 2009, the balance owed to the director was $25,130 and $2,303, respectively.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company is obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For three months ended January 31, 2010 and 2009, the Company paid or credited $30,000 and $43,000 respectively, to Jina, of which $13,000 of the 2009 payments were reclassified to prepaid expenses for future services. See Note 11 Related Party Transactions.

On January 29, 2009, the Company repaid loans of $33,517 owed to three former members of the Company’s Board of Directors who resigned their positions with the Company on January 29, 2009. The balance of the amounts payable to former members of the Board of Directors at January 31, 2010 was $29,109.

Note 7 – Shareholder and Director Notes

On November 13, 2009, the Company issued (i) an unsecured promissory note to Michael D. Francis, a shareholder of the Company, in the amount of $250,000 (the “First Francis Note”), and (ii) an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 (the “First Capara Note”), which issuances resulted in gross proceeds to the Company of $500,000.   The sole member of Capara, Raj Pamani, is a member of the Board of Directors and a shareholder of the Company. These two Notes are reflected on the Company’s balance sheet at January 31, 2010 under “Long Term Liabilities.”

The Company issued to Mr. Francis a second unsecured promissory note (the “Second Francis Note”, and together with the First Francis Note, the “Francis Notes”), dated February 12, 2010, containing substantially the same terms and conditions as the First Francis Note.  Gross proceeds in the amount of $250,000 from the Second Francis Note were received by the Company on January 4, 2010 and have been included on the Company’s balance sheet at January 31, 2010 in current liabilities since such note was not executed until February 12, 2010.  The Francis Notes and the Capara Note are sometimes referred to herein as the “Shareholder Notes.”

Each of the Shareholders Notes (i) bears an 8% annual interest rate, (ii) is due and payable in cash on the fifth anniversary of the date of issuance, and (iii) upon consummation of a “Qualified Financing” (as defined in each of the Shareholder Notes), will automatically be exchanged for, at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Shareholder Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of each Shareholder Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Shareholder Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Shareholder Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Shareholder Note or by the holder of any other 8% Exchangeable Promissory Note) in the Qualified Financing.

Accrued and unpaid interest is added to the unpaid principal amount of the Shareholder Notes every three months. Interest expense on the Shareholder Notes for the three months ended January 31, 2010 and 2009 was $9,500 and $0, respectively.

Note 8 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares issued during the presented periods were fully vested upon grant of the shares or no later than the respective period end dates.

Employees

Measurement of compensation cost related to common shares issued to employees is based on the grant date fair value of the shares. Fair value was determined through the use of quoted prices in the Over the Counter Bulletin Board market (OTCBB) and applying a 10% discount for the restricted nature of the shares or arms-length exchanges of shares for cash in private transactions, in periods that quoted market prices were not available.

During the three months ended January 31, 2010 and 2009, 0 and 2,008,675 shares of the Company's common stock were issued to employees and Board members, respectively as compensation for services and were vested at the end of the related period.  The weighted average grant date fair value for these same periods was $0 and $1.00 respectively.

The total value of common shares issued to employees and vested during the three months ended January 31, 2010 and 2009 were $0 and $998,773, respectively.  These amounts are also reported on the income statement as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods. There was no related tax benefits recognized.

Non-Employees

Measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. Each transaction is reviewed to determine the more reliably measurable basis for the valuation, pursuant to FASB ASC 505-50-30-6.

During the three months ended January 31, 2010 and 2009, 0 and 11,562,500 shares of the Company's common stock, respectively, were granted to non-employees as compensation for services and were vested at the end of the related period. The weighted average grant date fair value for the three months ended January 31, 2010 and 2009 was $0 and $1.00, respectively.

The total value of shares of the Company's common stock issued to non-employees and vested during the three months ended January 31, 2010 and 2009 were $ 0 and $ 11,275,000, respectively. For the three months ended January 31, 2010 and 2009, $79,966 and $733,641 respectively  are  reported on the Company’s income statement as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods.

Note 9 - Equity (Non-Controlling Interest)

Non-Controlling Interest

On January 30, 2009, the Company entered into a share exchange agreement (the “Share Exchange Agreement”), with BioNeutral Laboratories pursuant to which the Company agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of the Company's common stock (the “Share Exchange”).  As a result of the closing of the Share Exchange, BioNeutral Laboratories became our subsidiary, and the shareholders of BioNeutral Laboratories acquired the majority ownership and control of the Company.  The Company reviewed the Financial Accounting Standards Board Accounting Standards Codification 805-40 (“FASB ASC 805-40”) and determined that BioNeutral Laboratories was the accounting acquirer and the entity which would be continuing operations.  As a result, the transaction between BioNeutral Laboratories and the Company was accounted for as a reverse acquisition in accordance with FASB ASC 805-40.

In connection with the Share Exchange, approximately 14% of BioLabs common shareholders did not participate in the exchange of their shares of BioLabs common stock for shares of common stock of the Company. Those shareholders are recognized as a non-controlling interest in the Company’s financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of BioLabs and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares included in the non-controlling interest held by the non-controlling interest represent ownership of that legal entity.

Non-Controlling Interest on October 31, 2009	$ 901,945

Conversion to BioNeutral Group Shares During 3 months ended 01/31/2010	-
Non-Controlling interest Share of Net Loss	(200,732)
Non-Controlling Interest at January 31 ,2010	$ 701,213

The outstanding shares of Series A Preferred Stock of BioLabs is not recognized in the non-controlling interest.  If the 279,991 outstanding shares of Series A Preferred Stock were fully converted into shares of BioLabs common stock and holders of such shares did not exchange those shares for Company common stock, the non-controlling interest would be 19.65%.

Note 10 - Taxes

Federal

The Company has had operating losses since inception and there is no provision for corporate income taxes for federal purposes. Therefore, there are no deferred tax amounts as of January 31, 2010 and October 31, 2009, respectively.

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

The Company's net deferred tax asset as of January 31, 2010 and October 31, 2009 consisted of the following:

	January 31, 2010	October 31, 2009
Net operating loss carry forward	$29,748,011	$28,512,212
Valuation allowance	(29,748,011)	(28,512,212)
Net deferred tax asset	$-	$-

The net operating losses generated in the year ended October 31, 2009 will begin to expire in 2029.  The Company has recorded a full allowance against its deferred tax assets due to the fact that the likelihood of any benefit being derived by the Company in future years is indeterminable as of the date of these consolidated financial statements.

The components of current income tax expense for the three months ended January 31, 2010 and 2009 consisted of the following:

	January 31, 2010	January 31, 2009
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in Potential NOL benefits	1,235,799	475,864
Change in valuation allowance	(1,235,799)	(475,864)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

	January 31, 2010	January 31, 2009
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

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

Note 11 - Related Party Transactions

Related Party Transactions During the Three Months Ended January 31, 2010

The Company and one of its directors, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Under this agreement, the Company is obligated to pay Mr. Pamani $10,000 per month.  During the three months ended January 31, 2010 and 2009, the Company paid or credited $30,000 and $30,000 respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in the Company's related party payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the related party payable.   At January 31, 2010 and October 31, 2009, the balance owed to the director was $25,130 and $2,303, respectively.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company is obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For three months ended January 31, 2010 and 2009, we paid or credited $ 30,000 and $ 43,000 respectively, to Jina, of which $13,000 of the 2009 payments were reclassified as prepaid expenses for future service.

During the three months ended January 31, 2010, an entity controlled by the Company’s Chief Executive Officer billed the Company $17,637 for data security services provided to the Company.

In addition, in January 2009 RK and Associates, a company controlled by Suresh Relwani, a director of the Company, was granted 500,000 shares of common stock of the Company, valued at $500,000, as consideration for future North American business development efforts on behalf of the Company. The amount is being amortized over three years. At January 31, 2010, the balance of prepaid stock compensation (included in prepaid expenses-related parties) was $297,101.

The Company has made payments on three automobile leases entered into on behalf of the Company by Dr. Andrew Kielbania, Chief Scientist and Secretary of the Company since June 10, 2008.  One of these automobiles is driven by Dr. Kielbania and one of the automobiles has been driven by a director since October 2008 and one automobile is stored at the residence of the same director. Payments during the three months ended January 31, 2010 and January 31, 2009 totaled $7,779 and $7,122, respectively.

On November 13, 2009, the Company issued (i) an unsecured promissory note to Michael D. Francis, a shareholder of the Company, in the amount of $250,000 (the “First Francis Note”), and (ii) an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 (the “First Capara Note”), which issuances resulted in gross proceeds to the Company of $500,000.  The sole member of Capara, Raj Pamani, is a member of our Board of Directors.  (See note 7, Shareholder and Directors Notes).  For the three months ended January 31, 2010, the Company recorded an aggregate interest expense of $9,500 on each of the First Francis Note and the First Capara Note.

Related Party Transactions Subsequent to January 31, 2010:

On February 12, 2010, the Company  issued an unsecured promissory note to Mr. Francis, containing substantially the same terms and conditions as the First Francis Note, which issuance resulted in gross proceeds to the Company of $250,000.  The Company received such proceeds on January 4, 2010 and therefore such amount is included in current liabilities on the Company’s balance sheet at January 31, 2010.  (See note 7, Shareholder and Directors Notes)

The Company issued an unsecured promissory note to Capara on March 9, 2010, containing substantially the same terms and conditions as the First Capara Note, which issuance resulted in gross proceeds to the Company of $250,000.

On March 15, 2010, Mr. Francis loaned $100,000 to the Company and Mr. Francis has agreed to loan an additional $150,000 to the Company on March 31, 2010.   The Company and Michael Francis intend to enter into an unsecured promissory note in respect of each of such borrowings containing substantially the same terms as the First Francis Note.

Note 12 – Commitments & Contingencies

Litigation

On October 1, 2009, the SEC issued a formal order of investigation to the Company regarding possible securities laws violations by the Company and other persons.  The investigation concerns the process by which the Company became a publicly traded entity, trading in the Company’s shares, and disclosure and promotion of developments in the Company’s business.  The SEC has requested that the Company deliver certain documents to the SEC.  The Company has, and will continue to fully cooperate with the SEC with respect to its investigation.  The Company has incurred, and expects to continue to incur, significant costs in responding to such investigation.  Any adverse findings by the SEC in connection with such investigation could have a material adverse impact on the Company's business, including the Company's ability to continue to operate as a publicly traded company.

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene™ and Ygiene™, based on its intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company refiled applications for each of these trademarks as well as the Compnay’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed applications for the registration of the trademarks BioNeutral™ and Ygiene™ prior to the Company’s refiling of its applications.  Although the Company has filed with the Trademark Trial and Appeal Board oppositions to PURE Bioscience's applications and intend to pursue such oppositions vigorously, the Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.

Other than the foregoing, the Company is not a party to, and none of the Company’s property is the subject of, any pending legal proceedings other than routine litigation that is incidental to the Company’s business.

Chertoff Agreement

On August 26, 2009, the Company entered into an advisory agreement (the “Original Agreement”) with the Chertoff Group, LLC (“Chertoff Group”) whereby Chertoff Group agreed to provide certain professional services to the Company.

The Agreement provided for a monthly advisory fee payable by the Company to Chertoff Group of $75,000 per month.  In addition, the Agreement obligated the Company to make an equity award to Chertoff Group in the form of restricted stock or restricted stock units representing the right to receive, on a fully diluted basis, 10% of Company’s common stock on terms to be mutually agreed by the Company and Chertoff Group.  As of January 31, 2010, the Company had not made such equity award and the full terms of such award had not been established by the Company and Chertoff Group.

On February 3, 2010, the Company and Chertoff Group entered into a  First Amendment to the Advisory Agreement (the “Amendment”), which amended the Original Agreement.  The Amendment modified, among other things, the scope of services to be provided under the Original Agreement by the Chertoff Group and the personnel to provide such services and reduced the monthly fee for such services to $28,000 per month during the term of the Original Agreement.  See note 14 "Subsequent Events," for a further discussion of the Amendment and the equity award made to Chertoff Group.

Other Contingencies

Approximately 6 million shares of the Company's common stock issued pursuant to the Share Exchange Agreement were issued by the then transfer agent to stockholders of BioLabs for whom the Company does not have records as having consented to the Share Exchange.  The Company currently holds approximately 86% of the outstanding interests in its subsidiary, BioLabs. In connection with the Share Exchange, certain shareholders of BioLabs delivered shareholder consents (the “Share Exchange Consents”), to BioLabs approving the execution and delivery by BioLabs of the Share Exchange Agreement (each, a "Consenting Shareholder").  The Company did not receive consents to the Share Exchange from all common and preferred shareholders of BioLabs, and the Company has accounted for those shareholders who did not sign consents as holders of the remaining 14% outstanding interests in BioLabs.  As described in “Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Company Structure” in this Quarterly Report on Form 10-Q, the Share Exchange Consents did not specify the number of shares of BioLabs common stock to be exchanged by the Consenting Shareholder and did not affirmatively make the representation and warranties to be made by the Consenting Shareholder as set forth in the Share Exchange. In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Shareholder Consent, the Company had a basis for a valid private placement of its common stock issued in the Share Exchange, which if such were the case, may negatively affect our status as a publicly traded company.

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

Note 13 – Going Concern

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

At January 31, 2010, the Company had negative working capital of $(1,293,519). For the quarter ended January 31, 2010 the Company incurred a net loss of $(1,488,649) and since inception has an accumulated a deficit of $(47,548,513).

Note 14 Subsequent Events:

Shareholder Note Payable

The Company issued a second unsecured promissory note to Mr. Michael D. Francis, a shareholder of the Company, dated February 12, 2010, containing substantially the same terms and conditions as the First Francis Note (see Note 7).  Gross proceeds of $250,000 were received by the Company on January 4, 2010 and have been included on the Company’s balance sheet in current liabilities at January 31, 2010.

The Company issued a second unsecured promissory note to Capara Investments LLC (“Capara”), on March 9, 2010, containing substantially the same terms and conditions as the First Capara Note (see Note 7), which issuance resulted in gross proceeds to us of $250,000. The sole member of Capara, Raj Pamani, is a member of our Board of Directors.

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

Chertoff Group LLC Amendment

On February 3, 2010, the Company and Chertoff Group, L.L.C. (the “Chertoff Group”) entered into a  First Amendment to the Advisory Agreement (the “Amendment”) which amends the Advisory Agreement by and between the Company and the Chertoff Group dated August 26, 2009 (the “Original Agreement”). The Amendment modified, among other things, the scope of services to be provided under the Original Agreement by the Chertoff Group and the personnel to provide such services and reduced the monthly fee for such services to $28,000 per month during the term of the Original Agreement.

In connection with the execution and delivery of the Amendment, the Company also entered into a Stock  Appreciation Rights Agreement (the "SAR Agreement"), a Registered Stock Unit Agreement (the "RSU Agreement") and a Registration Rights Agreement, dated as of February 3, 2010, with the Chertoff Group  (the “Registration Rights Agreement” and together with the SAR Agreement and the RSU Agreement, the “Equity Award Agreements”).  The Equity Award Agreements evidence the terms of the equity award required to be made to Chertoff Group pursuant to the Amendment with Chertoff Group.

Pursuant to the SAR Agreement, the Company granted 7,442,725 stock appreciation rights to Chertoff Group evidencing Chertoff Group's right to receive, for each SAR exercised, up to the number of shares of the Company's common stock  (the “SAR Shares”) equal in value to the excess of the Fair Market Value of one share of common stock on the date of exercise (as defined in the SAR Agreement) over $0.186.  The SARs shall vest on a cumulative basis according to the following vesting schedule:  25% shall vest on September 1, 2010, 50% shall vest on September 1, 2011, and 100% shall vest on September 1, 2012.  In addition, such vesting shall accelerate and fully vest upon the occurrence of certain events specified in the SAR Agreement, including a "change in control" of the Company (as defined in the SAR Agreement).

Pursuant to the RSU Agreement, the Company granted to Chertoff Group the right to receive on the “Delivery Date” (as defined in the RSU Agreement) a number of shares of the Company's common stock (the “RSU Shares,” and together with the SAR Shares, the “Chertoff Group Shares”) equal to “A” divided by “B,” where “A” equals 1,384,346.85, and “B” equals the greater of (i) the Fair Market Value of a share of common stock on the Delivery Date (as defined in the RSU Agreement) and (ii) $0.186.  The RSU Agreement defines “Delivery Date” as the earlier to occur of January 2, 2013 and the date that is immediately prior to a Change in Control of the Company (as defined in the RSU Agreement).  The RSUs shall vest on a cumulative basis according to the following vesting schedule:  25% shall vest on September 1, 2010, 50% shall vest on September 1, 2011 and 100% shall vest on September 1, 2012.  In addition, such vesting shall accelerate and fully vest upon the occurrence of certain events specified in the RSU Agreement, including a "change in control" of the Company (as defined in the RSU Agreement).

Pursuant to the Registration Rights Agreement, the Company granted certain registration rights and preemptive rights to Chertoff Group.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of BioNeutral Group, Inc. (the “Company,” “we” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.  In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and accordingly, all amounts are approximations.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our inability to raise capital;

•	our failure to obtain the necessary regulatory approvals for our products;

•	the results of the current Securities and Exchange Commission (the "SEC") investigation of our company;

•	the inability to obtain or retain customer acceptance of our products;

•	the failure of the market for our products to develop;

•	our inability to protect our intellectual property;

•	our inability to manage any growth;

•	the effects of competition from a wide variety of local, regional, national and other providers of products similar to our products;

•
changes in laws and regulations, including tax and securities laws and regulations and laws and regulations promulgated by the U.S. Environmental Protection Agency (the "EPA"), the U.S. Food & Drug Administration (the "FDA") and the U.S. Federal Trade Commission.

•	changes in accounting policies, rules and practices;

•	changes in technology or products, which may be more difficult or costly, or less effective than anticipated; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended October 31, 2009 and other filings with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of the document incorporated by reference into this report.  We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis.  However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

Company Structure

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

Results of Operations

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

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

Selling, general & administrative (“SG&A”) expenses for the three months ended January 31, 2010 did not include any costs related to non-cash stock-based compensation to employees.  During the same period for 2009, we incurred $998,773 of such costs, primarily for agreements with our new Chief Executive Officer and prior Chief Financial Officer.  In addition, for the quarter ended January 31, 2009, approximately $733,641 of non-cash stock based compensation expense was reported for amortization of amounts paid for services to non-employees, principally for business development agreements entered into with entities responsible for advancing our market access in Asia and the European Union.

SG&A costs for the three months ended January 31, 2010 that were paid or payable in cash include approximately $187,708 related to our agreement with the Chertoff Group, L.L.C. and approximately $60,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company. There was no expense related to the agreement with the Chertoff Group in the same period for 2009, since the agreement was not entered into until August 2009. Expense related to the director was the same for the 2009 period.

Total legal and accounting expenses for the three months ended January 31, 2010 were approximately $694,000, an increase over amounts for the same period for 2009 which were approximately $170,000. The increase reflected costs incurred in responding to the SEC investigation (see note 12 to the interim financial statements for the three months ended January 31, 2010) and the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.  Costs for the 2009 period were related primarily to the Share Exchange involving BioNeutral Laboratories Corp USA, and us becoming a publicly traded company.

Amortization & depreciation increased to $172,937 for the three months ended January 31, 2010 from the $112,432 reported for the same three months in 2009, as a result of the increased investment in our patents.  We acquired the remainder of the licensing rights for all geographic regions in January 2009, in exchange for shares of our common stock.

Net Loss:  We experienced a net loss from operations of $1,488,649 for the three months ended January 31, 2010, before consideration of the non-controlling interest in BioLabs.  The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2009, our net loss was $2,320,711 before consideration of the non-controlling interest.  We anticipate we will experience a net loss in fiscal 2010 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Liquidity and Capital Resources

We had $227,402 of cash and cash equivalents at January 31, 2010.  Cash used by operations for the three months ended January 31, 2010 was $685,955.  The principal use of funds were for consulting services supporting the development of our business plan; legal and accounting fees in connection with responding to the SEC investigation, the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009  and other matters; and daily operations of the business, including rent, travel and laboratory costs.

During the three months ended January 31, 2010, we raised $500,000 of cash from the issuance of exchangeable notes to a shareholder and Director of the company to fund operations and $250,000 from a shareholder as a loan to be converted into an exchangeable note (see note 7 to the interim financial statements).

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

●
for the year ended December 31, 2007, the year ended December 31, 2006, the nine month period ended September 30, 2008 and the nine month period ended September 30, 2007, each included in our Current Report on Form 8-K filed on February 5, 2009;

●	for the ten months ended October 31, 2008 and included in our Transition Annual Report on Form 10-KT filed on June 24, 2009;

●	for the three months ended January 31, 2009 and included in our Quarterly Report on Form 10-Q filed on March 23, 2009;

●	for the three months ended April 30, 2009 and included in our Quarterly Report on Form 10-Q filed on June 24, 2009; and

●	for the three months ended July 31, 2009 and included in our Quarterly Report on Form 10-Q filed on September 21, 2009.

We anticipate that, at a minimum, we will:

●	Make adjustments to the beginning balance of stockholders’ equity for each fiscal quarter or year end contained in the Subject Financial Statements.

●
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

●
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

●	Expand the related party transaction disclosures in the Notes to certain of the Subject Financial Statements.

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

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
.
 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the items previously disclosed in the Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of January 31, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

There were no material changes to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010.

ITEM 1A.  RISK FACTORS

There were no material changes in any risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended October 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of equity securities by the Company during the three months ended January 31, 2010 that were not registered under the Securities Act of 1933, as amended, other than sales disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4.1	8% Exchangeable Promissory Note, dated November 13, 2009, issued in favor of Michael D. Francis (1)

4.2	8% Exchangeable Promissory Note, dated November 13, 2009, issued in favor of Capara Investments LLC (1)

4.3	8% Exchangeable Promissory Note, dated February 12, 2010, issued in favor of Michael D. Francis (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
________________________
*  Filed herewith.

(1)            Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC.

By:	/s/Stephen Browand
Stephen Browand
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: March 22, 2010