Form 10-Q
period 2010-04-30
BioNeutral Group, Inc
filed 2010-06-14
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of June 7, 2010 was 66,968,604 shares.  (See explanatory note preceding Item 1 of this Form 10-Q).

BIONEUTRAL GROUP, INC.

Explanatory Note:  Our transfer agent's records indicate that as of June 7, 2010, 66,968,604 shares of our common stock were outstanding.  Our records, however, indicate that as of June 7, 2010, there were 61,199,200 shares of our common stock outstanding.  See Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2010 and OCTOBER 31, 2009

	April 30, 2010	October 31, 2009
	Unaudited
ASSETS

Current Assets
Cash	$324,876	$139,663
Accounts Receivable	2,825	2,825
Inventory	2,925	2,925
Prepaid Expenses (Note 2)	108,000	192,007
Prepaid Expenses-Related Parties (Note 2)	295,335	438,668

Total Current Assets	733,961	776,088

Property & Equipment (Note 3)	1,099	1,206
Patents (Note 4)	11,498,478	11,739,033
Other Assets	2,500	2,500

TOTAL ASSETS	$12,236,038	$12,518,827

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Loan From Stockholder (Note 7)	$100,000	$-
Accounts Payable & Accrued Expenses (Note 5)	2,036,302	1,169,521
Related Party Payables (Note 6)	92,299	31,412
Current Liabilities	2,228,601	1,200,933

Long Term Liabilities
Exchangeable Loans From Director (Note 7)	505,000	-
Exchangeable Loans From Stockholder (Note 7)	760,000	-
Total long Term Liabilities	1,265,000	-

TOTAL LIABILITIES	3,493,601	1,200,933

Commitments & Contingencies (Note 12)

Equity: (Note 9)
Bioneutral Group, Inc. Stockholders' Equity
Preferred Stock, Series A, $.001 par value; 800,000 shares
authorized, 279,991 and 279,991 issued and outstanding
at April 30, 2010 and October 31, 2009 respectively.	280	280
Preferred Stock, $.001 par value; 4,200,000 shares authorized,
0 shares issued and outstanding at April 30, 2010 and
October 31, 2009.	-	-
Common Stock, $.00001 Par Value; 200,000,000 shares authorized,
61,099,200 shares and 60,849,200 shares issued and
outstanding at April 30, 2010 and October 31, 2009 respectively.	611	608
Additional Paid-in Capital	56,725,655	56,675,657
Accumulated Deficit	(48,532,033)	(46,260,596)
Total Bioneutral Group, Inc. Stockholders' Equity	8,194,513	10,415,949

Noncontrolling Interest	547,924	901,945

Total Equity	8,742,437	11,317,894

TOTAL LIABILITIES AND EQUITY	$12,236,038	$12,518,827

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	Unaudited		Unaudited
	2010	2009	2010	2009
		Restated		Restated

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
Depreciation and Amortization	173,651	170,952	346,588	283,384
Other Selling, General and Administrative Expenses	942,368	1,210,088	2,247,200	3,419,478

Total Operating Expenses	1,116,019	1,381,040	2,593,788	3,702,862

Loss from Operations	(1,116,019)	(1,381,040)	(2,593,788)	(3,702,862)

Other Income and Expenses	(20,792)	(925)	(31,672)	186

Net Loss Before Income Taxes	(1,136,811)	(1,381,965)	(2,625,460)	(3,702,676)

Provision for Income Taxes	-	-	-	-

Net Loss	(1,136,811)	(1,381,965)	(2,625,460)	(3,702,676)

Add: Net loss Attibutable to the Non-controlling Interest	153,289	197,535	354,021	529,253

Net Loss Attributable to BioNeutral Group, Inc.	$(983,522)	$(1,184,430)	$(2,271,439)	$(3,173,423)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.02)	$(0.04)	$(0.08)

Weighted Average Number of Common Shares Used to
Compute Basic and Diluted Loss per Share	60,877,290	55,886,662	60,863,012	39,343,362

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended April 30,
	2010	2009
	Unaudited	Unaudited / Restated
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(2,271,439)	$(3,173,423)
Adjustments to Reconcile Net Loss To Net Cash Used in
Operating Activities

Stock Based Compensation	157,632	2,734,499
Depreciation and Amortization	346,588	283,384
Net Loss Attributed to Non Controlling Interest	(354,021)	(529,253)
Forgiveness of Debt	-	(2,251)

Changes in Operating Assets and Liabilities
(Increase) / Decrease in Prepaid Expenses	69,708	(26,500)
Increase in Accounts Payable and Accrued Expenses	754,540	100,978

NET CASH USED IN OPERATING ACTIVITIES	(1,296,992)	(612,566)

CASH USED IN INVESTING ACTIVITIES
Expenditures for Patentable Technology and Associated Patent Costs	(1,654)	(9,927)

NET CASH USED IN INVESTING ACTIVITIES	(1,654)	(9,927)

CASH PROVIDED BY FINANCING ACTIVITIES
Net Proceeds From Issuance of Stock	50,000	630,000
Repayment of Loans from Former Board Members	-	(33,517)
Increase in Related Party Payables- Director	52,827	8,012
Deferral of Interest on Related Party Payables-Director Notes	751	2,836
Interest added to exchangeable notes	15,000
Deferral of interest on exchangeable notes	15,281
Increase in Loan from Stockholder	100,000
Proceeds from Exchangeable Promissory Notes	1,250,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,483,859	607,331

NET INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS	185,213	(15,162)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	139,663	85,938

CASH & CASH EQUIVALENTS, END OF PERIOD	$324,876	$70,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For Interest	$-	$3,517

Cash Paid For Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash Patent Cost Additions	$104,272	$96,000

Cancellation of Debt Upon Agreement to Issue Shares of Common Stock	$-	$20,000

Issuance of Common Stock in Lieu of Expense reimbursement and
Cash compensation	$-	$10,000

Issuance of Common Stock in Exchange for Intellectual Property	-	$4,730,250

Issuance of Common Stock for Prepaid Consulting Contracts	$-	$11,800,000

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

Operating results for the six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 2010.

References throughout the Notes to Consolidated Financial Statements to “BioLabs” or “BioNeutral Laboratories” are to our subsidiary BioNeutral Laboratories Corporation USA.

The Company’s consolidated financial statements for the six months ended April 30, 2009 include certain restatements to the statements previously filed with the Securities and Exchange Commission (“SEC”) (see Note 15 to the Financial Statements, below).

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

Amounts are expensed on a straight line basis (and the prepaid asset reduced) over the periods the services are provided. The prepaid expense balance includes $ 48,000 and $ 122,299 at April 30, 2010 and October 31, 2009, respectively, for share based payments to non-employees for services and $ 60,000 and $ 69,708 at April 30, 2010 and October 31, 2009, respectively, for prepaid expenses paid in cash.

The prepaid expenses – related parties includes $39,900 and $99,900 of prepaid expenses paid in cash to a related party at April 30, 2010 and October 31, 2009, respectively and $255,435 and $338,768 of prepaid expenses paid in shares to a related party at April 30, 2010 and October 31, 2009, respectively.

Note 3 - Property & Equipment

Property and equipment consisted of the following:

	April 30, 2010	October 31, 2009

Computer Hardware	$4,233	$4,233
Furniture and Fixtures	1,494	1,494
Less: Accumulated Depreciation & Amortization	(4,628)	(4,521)
	$1,099	$1,206

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

	April 30, 2010	October 31, 2009
Gross Carrying Amount	$15,030,985	$14,925,058
Accumulated Amortization	(3,532,507)	(3,186,025)

Net Carrying Amount	$11,498,478	$11,739,033

The Company follows FASB ASC 350-30-35 and amortizes the costs of its patents over the shorter of its specific useful life, or 20 years. The Company is amortizing its patents over 20 years, with no anticipated residual value.  Amortization expense for the three months ended April 30, 2010 and 2009 was $ 173,598 and $ 170,898, respectively. Amortization expenses for the six months ended April 30, 2010 and 2009 was $ 346,482 and $283,277, respectively.

Estimated amortization expense is as follows:

For The Year Ending:	Amount
10/31/2010	$695,000
10/31/2011	$695,000
10/31/2012	$695,000
10/31/2013	$695,000
10/31/2014	$695,000

The patents are evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 through 35-35. An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value.

Note 5 – Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	April 30, 2010	October 31, 2009

Accrued Compensation	$525,000	$423,000
Other Liabilities	1,511,302	746,521
	$2,036,302	$1,169,521

Note 6 - Related Party Payables

The Company and one of its directors, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's Board of Directors.  Under this agreement, the Company is obligated to pay Mr. Pamani $10,000 per month.  During the three months ended April 30, 2010 and 2009, the Company paid or credited $30,000 and $30,000 respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in the Company's related party payable account.  During the six months ended April 30, 2010 and 2009, the Company paid or credited $53,000 and $60,000 respectively to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in the Company’s related party payable account. Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the related party payable.   At April 30, 2010 and October 31, 2009, the balance owed to the director was $55,130 and $2,303, respectively.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company is obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For six months ended April 30, 2010 and 2009, the Company paid or credited $60,000 and $86,500 respectively, to Jina, of which $26,500 of the 2009 payments were reclassified to prepaid expenses for future services. See Note 11 Related Party Transactions.

On January 29, 2009, the Company repaid loans of $33,517 owed to three former members of the Company’s Board of Directors who resigned their positions with the Company on January 29, 2009. The balance of the amounts payable to former members of the Board of Directors at April 30, 2010 and October 31, 2009 was $29,860 and $29,109.

In addition, approximately $7,309 of accrued interest owed to a director was recorded as a related party payable.

Thus the total amounts due related parties at April 30, 2010 and October 31, 2009 is as shown in the following table:

	Due to Related parties
	April 30, 2010	October 31, 2009

Due to director	$55,130	$2,303

Loans from Board members	$29,860	$29,109

Interest due to director	$7,309	$-

Total due related parties	$92,299	$31,412

Note 7 – Shareholder and Director Exchangeable Loans

On November 13, 2009, the Company issued (i) an unsecured promissory note to Michael D. Francis, a shareholder of the Company, in the amount of $250,000 (the “First Francis Note”),  (ii) a second unsecured promissory note on January 4, 2010 in the amount of $250,000 (the “Second Francis Note”) and a (iii) a third unsecured promissory note in the amount of $250,000 on March 15, 2010 of which $100,000 was drawn down by the Company on March 15, 2010 and $150,000 on April 1, 2010 (the “Third Francis Note) and (iv) a fourth unsecured promissory note in the amount of $100,000 on April 30, 2010 (the “Fourth Francis Note”) (together the “Francis Notes”) containing substantially the same terms and conditions as the First Francis Note.

Gross proceeds in the amount of $100,000 were received by the Company from Mr. Francis on April 30, 2010, (the “Fourth Francis Note”).  As of this date, the Company has not issued a formal note and accordingly the loan has been treated as a demand loan and has been included on the Company’s balance sheet at April 30, 2010 in current liabilities.

On November 13, 2009, the Company issued an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 (the “First Capara Note”), which issuances resulted in gross proceeds to the Company of $250,000 and (ii) a second unsecured promissory note to Capara Investments on January 4, 2010 in the amount of $250,000.  The sole member of Capara, Raj Pamani, is a member of the Board of Directors and a shareholder of the Company.

The Francis Notes and the Capara Notes are sometimes referred to herein as the “Shareholder Notes” and resulted in gross proceeds to the Company of $1,350,000 of which, as noted above, $100,000 is included in current liabilities of the Company.

Each of the Shareholders Notes (i) bears an 8% annual interest rate, (ii) is due and payable in cash on the fifth anniversary of the date of issuance, and (iii) upon consummation of a “Qualified Financing” (as defined in each of the Capital shareholder Notes), will automatically be exchanged for, at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Shareholder Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of each Shareholder Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Shareholder Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Shareholder Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Shareholder Note or by the holder of any other 8% Exchangeable Promissory Note) in the Qualified Financing.

Accrued and unpaid interest is added to the unpaid principal amount of the Shareholder Notes every three months. Interest expense on the Shareholder Notes for the six months ended April 30, 2010 and 2009 was $30,281 and $0, respectively. As of  April 30, 2010, $15,000 of accrued interest was added to the principal amount of the Shareholder Notes.

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

Employees

Measurement of compensation cost related to common shares issued to employees is based on the grant date fair value of the shares. Fair value was determined through the use of quoted prices on the Over The Counter Bulletin Board (OTCBB) and applying a 10% discount for the restricted nature of the shares or arms-length exchanges of shares for cash in private transactions, in periods that quoted market prices were not available.

During the six months ended April 30, 2010 and 2009, 0 and 1,040,024 shares of the Company's common stock were issued to employees and Board members, respectively as compensation for services and were vested at the end of the related period.  The weighted average grant date fair value for these same periods was $0 and $1.00 respectively.

The total value of common shares issued to employees and vested during the six months ended April 30, 2010 and 2009 were $0 and $1,040,024 respectively.  These amounts are also reported on the income statement as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods. There was no related tax benefits recognized.

Non-Employees

Measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. Each transaction is reviewed to determine the more reliably measurable basis for the valuation, pursuant to FASB ASC 505-50-30-6.

During the six months ended April 30, 2010 and 2009, 0 and 12,050,000 shares of the Company's common stock, respectively, were granted to non-employees as compensation for future services and were vested at the end of the related period. The weighted average grant date fair value for the six months ended April 30, 2010 and 2009 was $0 and $1.00, respectively.

The total value of shares of the Company's common stock issued to non-employees and vested during the six months ended April 30, 2010 and 2009 were $ 0 and $ 12,050,000, respectively. For the six months ended April 30, 2010 and 2009, $157,632 and $1,694,475 respectively  was recognized as expense and  reported on the Company’s income statement as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods.

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

In connection with the Share Exchange, approximately 14% of BioLabs common shareholders did not participate in the exchange of their shares of BioLabs common stock for shares of common stock of the Company. Those shareholders are recognized as a noncontrolling interest in the Company’s financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of BioLabs and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares included in the non-controlling interest held by the non-controlling interest represent ownership of that legal entity.

Non-Controlling Interest on October 31, 2009	$ 901,945

Conversion to BioNeutral Group Shares During 6 months ended 04/30/2010	-
Non-Controlling interest Share of Net Loss	(354,021)
Non-Controlling Interest at April 30 ,2010	$ 547,924

The outstanding shares of Series A Preferred Stock of BioLabs are not recognized in the non-controlling interest.  If the 279,991 outstanding shares of Series A Preferred Stock were fully converted into shares of BioLabs common stock and holders of such shares did not exchange those shares for Company common stock, the non-controlling interest would be 19.65%.

Note 10 - Taxes

Federal

The Company has had operating losses since inception and there is no provision for corporate income taxes for federal purposes. Therefore, there are no deferred tax amounts as of April 30, 2010 and October 31, 2009, respectively.

Nevada

The Company is incorporated in Nevada but does not conduct business in Nevada.

The Company has not filed federal tax returns for the fiscal years ended December 31, 2007, the ten months ended October 31, 2008 or the fiscal year ended October 31, 2009. Those returns, which are not expected to report any tax due, are currently being prepared. The Company has its primary operations in the State of New Jersey and is required to file New Jersey corporate income tax returns. The Company has not filed New Jersey State tax returns. The Company is in the process of bringing its filings of New Jersey State Tax Returns up to date. Since the Company has incurred operating and tax losses for each of the years for which returns have not been filed, it anticipates that only minimal taxes will be due, including any interest and penalties that might be assessed.

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

The Company's net deferred tax asset as of April 30, 2010 and October 31, 2009 consisted of the following:

	April 30, 2010	October 31, 2009
Net operating loss carry forward	$30,601,108	$28,512,212
Valuation allowance	(30,601,108)	(28,512,212)
Net deferred tax asset	$-	$-

The net operating losses generated in the year ended October 31, 2009 will begin to expire in 2029.  The Company has recorded a full allowance against its deferred tax assets due to the fact that the likelihood of any benefit being derived by the Company in future years is indeterminable as of the date of these consolidated financial statements.

The components of current income tax expense for the six months ended April 30, 2010 and 2009 consisted of the following:

	April 30, 2010	April 30, 2009
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in Potential NOL benefits	2,121,346	684,900
Change in valuation allowance	(2,121,346)	(684,900)
Income tax expense	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

	April 30, 2010	April 30, 2009
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

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

Note 11 - Related Party Transactions

Related Party Transactions During the Six Months Ended April 30, 2010

The Company and one of its directors, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Under this agreement, the Company is obligated to pay Mr. Pamani $10,000 per month.  During the six months ended April 30, 2010 and 2009, the Company paid or credited $53,000 and $60,000 respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in the Company's related party payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the related party payable.   At April 30, 2010 and October 31, 2009, the balance owed to the director was $55,130 and $2,303, respectively.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company is obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For six months ended April 30, 2010 and 2009, we paid or credited $ 60,000 (which was charged against prepaid expenses-related parties) and $ 86,500 respectively, to Jina, of which $26,500 of the 2009 payments were reclassified as prepaid expenses-related parties for future service.

The Company has an agreement with its Chief Scientist and Corporate Secretary, Dr. Andrew Kielbania to compensate him in the amount of $10,000 per month for services to the Company, of which $9,000 per month is charged to Patent Costs. At April 30, 2010 and October 31, 2009, $175,000 and $115,000 respectively was owed to Dr. Kielbania and is included in Accounts payable and accrued expenses in the respective balance sheets.

During the six months ended April 30, 2010, an entity controlled by the Company’s Chief Executive Officer billed the Company $32,896 for data security services provided to the Company.

In addition, in January 2009 RK and Associates, a company controlled by Suresh Relwani, a director of the Company, was granted 500,000 shares of common stock of the Company, valued at $500,000, as consideration for future North American business development efforts on behalf of the Company. The amount is being amortized over three years. At April 30, 2010, the balance of prepaid stock compensation (included in prepaid expenses-related parties) was $255,435.

The Company has made payments on three automobile leases entered into on behalf of the Company by Dr. Andrew Kielbania, Chief Scientist and Secretary of the Company since June 10, 2008.  One of these automobiles is driven by Dr. Kielbania and one of the automobiles has been driven by a director since October 2008 and one automobile is stored at the residence of the same director. Payments during the six months ended April 30, 2010 and April 30, 2009 totaled $10,409 and $10,409, respectively.

On November 13, 2009, the Company issued (i) an unsecured promissory note to Michael D. Francis, a shareholder of the Company, in the amount of $250,000 (the “First Francis Note”),  (ii) a second unsecured promissory note on January 4, 2010 in the amount of $250,000 (the “Second Francis Note”) and a (iii) a third unsecured promissory note in the amount of $250,000 on March 15, 2010 of which $100,000 was drawn down by the Company on March 15, 2010 and $150,000 on April 1, 2010 (the “Third Francis Note) and (iv) a fourth unsecured promissory note in the amount of $100,000 on April 30, 2010 (the “Fourth Francis Note”) (together the “Francis Notes”) containing substantially the same terms and conditions as the First Francis Note.

Gross proceeds in the amount of $100,000 were received by the Company from Mr. Francis on April 30, 2010 (the “Fourth Francis Note”). As of this date, the Company has not issued a formal note and accordingly the loan has been treated as a demand loan and has been included on the Company’s balance sheet at April 30, 2010 in current liabilities.

On November 13, 2009, the Company issued an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 (the “First Capara Note”), which issuances resulted in gross proceeds to the Company of $250,000 and (ii) a second unsecured promissory note to Capara Investments on January 4, 2010 in the amount of $250,000.  The sole member of Capara, Raj Pamani, is a member of the Board of Directors and a shareholder of the Company.

The Francis Notes and the Capara Notes are sometimes referred to herein as the “Shareholder Notes” and resulted in gross proceed to the Company of $1,350,000 of which, as noted above, $100,000 is included in current liabilities of the Company.

Each of the Shareholders Notes (i) bears an 8% annual interest rate, (ii) is due and payable in cash on the fifth anniversary of the date of issuance, and (iii) upon consummation of a “Qualified Financing” (as defined in each of the Capital shareholder Notes), will automatically be exchanged for, at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Shareholder Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of each Shareholder Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Shareholder Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Shareholder Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Shareholder Note or by the holder of any other 8% Exchangeable Promissory Note) in the Qualified Financing.

Accrued and unpaid interest is added to the unpaid principal amount of the Shareholder Notes every three months. Interest expense on the Shareholder Notes for the six months ended April 30, 2010 and 2009 was $30,281 and $0, respectively. As of April 30, 2010, $15,000 of accrued interest was added to the principal amount of the Shareholder Notes.

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

On February 3, 2010, the Company and Chertoff Group entered into a First Amendment to the Advisory Agreement (the “Amendment”) which amends the Original Agreement by and between the Company and the Chertoff Group. The Amendment modified, among other things, the scope of services to be provided under the Original Agreement by the Chertoff Group and the personnel to provide such services and reduced the monthly fee for such services to $28,000 per month during the term of the Original Agreement.

In connection with the execution and delivery of the Amendment, the Company also entered into a Stock Appreciation Rights Agreement (the "SAR Agreement"), a Restricted Stock Unit Agreement (the "RSU Agreement") and a Registration Rights Agreement, dated as of February 3, 2010, with the Chertoff Group  (the “Registration Rights Agreement” and together with the SAR Agreement and the RSU Agreement, the “Equity Award Agreements”). The Equity Award Agreements evidence the terms of the equity award required to be made to Chertoff Group pursuant to the Amendment with Chertoff Group.

Pursuant to the SAR Agreement, the Company granted 7,442,725 stock appreciation rights to Chertoff Group, evidencing its right to receive in value, the excess of the Fair Market Value (FMV) of one share of common stock on the date of exercise (as defined in the SAR Agreement) over $0.186. FMV is defined in the Agreement as the “last sales price reported” for the Company’s common stock on the applicable date and currently refers to the closing bid price on the OTCBB for such date.

The SARs vest 25% on September 1, 2010, 50% on September 1, 2011, and 100% on September 1, 2012.  In addition, such vesting shall accelerate and fully vest upon the occurrence of certain events specified in the SAR Agreement, including a "change in control" of the Company (as defined in the SAR Agreement). The SARs are subject to forfeit in certain circumstances and “Termination for Cause” pursuant to the agreement. The fully vested value of the SARs as of April 30, 2010, based on the OTCBB closing bid price of $0.44 was $1,890,452. On a fully vested basis, this would result in 4,296,482 shares of the Company’s common stock being issued under the SAR Agreement on April 30, 2010. The SARs have a 10 year exercise period from the Original Agreement date.

           Pursuant to the RSU Agreement, the Company granted to Chertoff Group the right to receive on the “Delivery Date” (as defined in the RSU Agreement) a number of shares of the Company's common stock with a value of $1,384,347. The amount of shares to be issued is determined by dividing the greater of (i) the Fair Market Value of a share of common stock on the Delivery Date (currently defined as the closing bid price on the OTCBB on the applicable date) and (ii) $0.186. The RSU Agreement defines “Delivery Date” as the earlier to occur of January 2, 2013 and the date that is immediately prior to a Change in Control of the Company (as defined in the RSU Agreement). The RSUs vest on the same schedule as the SARS. The FMV of the Company’s common stock on April 30, 2010 was $0.44. On a fully vested basis, this would result in 3,146,243 shares of the Company’s common stock being issued under the RSU Agreement.

As of April 30, 2010, none of the SARs or RSUs have vested. Vesting shall accelerate and fully vest upon the occurrence of certain events specified in the Equity Awards Agreements, including a "change in control" of the Company (as defined in the Agreements).

Pursuant to the Registration Rights Agreement, the Company granted certain registration rights and preemptive rights to Chertoff Group. These rights provide for registration upon request by Chertoff Group but not later than the later to occur of the 150 day anniversary of the date of delivery of the Chertoff Group request or June 30, 2012. Additionally, Chertoff Group possesses piggyback registration rights for the Equity Award.

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

At April 30, 2010, the Company had negative working capital of $(1,494,640). For the six months ended April 30, 2010 the Company incurred a net loss of $(2,625,460) and since inception has an accumulated a deficit of $(48,532,033).

Note 14 Subsequent Events:

Steri-7 Letter of Intent

On May 15, 2010, the Company entered into a non-binding Letter of Intent (“LOI”) with Steri-7, a United Kingdom-based company engaged in a complimentary business to BioNeutral Group. The LOI contemplates an acquisition of Steri-7’s shares or assets by the Company. However, it creates no legal obligation for either company to proceed to completion of the arrangement and allows either party to terminate the agreement by taking no action. In addition to active consent by both parties, the current terms of the LOI stipulate a number of milestones that must be achieved by the Company in order for the transaction to be consummated, including but not limited to the raising of specified capital.

Sale of Shares

On May 12, 2010 the Company received proceeds of $25,000 in exchange for issuing 100,000 shares of its common stock to an individual investor.

Note 15 – Prior Period Adjustments

As a result of the non-cash adjustments made to the value of Patents as disclosed in the Company’s October 31, 2009 financial statements, amortization of patent costs was adjusted. In addition, the Company identified errors in recording related party transactions and unrecorded liabilities. These adjustments together with the correction of the weighted average shares outstanding and the recalculation of the non-controlling interest resulted in the adjustments shown in the table below. Certain reclassifications have been made to the previously reported financial statements to comply with current GAAP standards.

Effect of Restatements on theFinancial Statements for the six months ended April 30, 2009
Account(s) Affected	As Restated	Adjustment	As Previously Reported
Patents	$11,975,032	$226,395	$11,748,637
Total Assets	$22,306,735	$73,442	$22,233,293
Total Liabilities	$722,455	$48,057	$674,398
Non-controlling Interest (included in Stockholders’ Equity)	$2,640,966	1,214,427	1,426,539
Total Stockholders’ Equity	$21,584,280	$25,385	$21,558,895
Net Loss	$(3,173,423)	$(170,610)	$(3,002,813)
Weighted average shares outstanding	39,343,362	(76,641,279)	115,984,641
Basic and diluted Net Loss Per Share	$(0.08)	$(.05)	$(.03)

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

On January 30, 2009, we entered into a share exchange agreement, which we refer to herein as the “Share Exchange Agreement”, with BioNeutral Laboratories pursuant to which we agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of our common stock (the “Share Exchange”).

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

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2010 is focused on leveraging developments in the European Union for our Ygiene™ professional disinfectant product and continuing our work within the regulatory process of the U.S. for EPA registration.  Our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product were registered with the German Bundesanstalt fьr Arbeitsschutz und Arbeitsmedizin, a German government sanctioned institute for safety and health, on January 5, 2010 and November 30, 2009, respectively.  As a result of such registrations, we are permitted to sell such Ygiene™-based products in Germany, although we have not sold any of our products in Germany and currently do not have adequate resources to attempt to make any such sales or to have our products manufactured for sale.  Similar regulatory registration is anticipated with additional major members of the European Union during fiscal year 2010.  We believe these registrations present us with a strong and dynamic platform for accessing well developed global markets for commercial use of our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product.

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

Results of Operations

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

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

Selling, general & administrative (“SG&A”) expenses for the three months ended April 30, 2010 did not include any costs related to non-cash stock-based compensation to employees. For the three months ended April 30, 2009 non-cash stock based compensation  to employees reported in SG&A amounted to $18,750.  For the three months ended April 30, 2010 and 2009, approximately $77,667and $983,333, respectively, of non-cash stock based compensation expense was reported in SG&A for services to non-employees, principally for business development agreements entered into with entities responsible for advancing our market access in North America, Asia and the European Union.

SG&A costs for the three months ended April 30, 2010 that were paid or payable in cash include approximately $84,000 related to our agreement with the Chertoff Group, L.L.C. and approximately $60,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company. There was no expense related to the agreement with the Chertoff Group in the same period for 2009, since the agreement was not entered into until August 2009. Expense related to the director was the same for the 2009 period.

Total legal and accounting expenses for the three months ended April 30, 2010 were approximately $578,854, compared to $27,593 recorded for the same period in 2009. The expenses in 2010 reflect costs incurred in responding to the SEC investigation (see note 12 to the interim financial statements for the six months ended April 30, 2010) and the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010..

Amortization & depreciation increased to $173,651 for the three months ended April 30, 2010 from $170,952 reported for the same three months in 2009, as a result of the increased investment in our patents.  We acquired the remainder of the licensing rights for all geographic regions in January 2009, in exchange for shares of our common stock.

Net Loss:  We experienced a net loss from operations of $1,136,811 for the three months ended April 30, 2010, before consideration of the non-controlling interest in BioLabs.  The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2009, our net loss was $1,381,965 before consideration of the non-controlling interest.  We anticipate we will experience a net loss in fiscal 2010 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Six Months Ended April 30, 2010 Compared to Six Months Ended April 30, 2009

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

Selling, general & administrative (“SG&A”) expenses for the six months ended April 30, 2010 and 2009 include $0 and $1,040,024 related to non-cash stock-based compensation to employees and board members.  For the six months ended April 30, 2010 and 2009, approximately $157,632 and $1,694,475, respectively, of non-cash stock based compensation expense was reported for amortization of amounts paid for services to non-employees, principally for business development agreements entered into with entities responsible for advancing our market access in North America, Asia and the European Union.

SG&A costs for the six months ended April 30, 2010 that were paid or payable in cash include approximately $206,208 related to our agreement with the Chertoff Group, L.L.C. and approximately $120,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company. There was no expense related to the agreement with the Chertoff Group in the same period for 2009, since the agreement was not entered into until August 2009. Expense related to the director was the same for the 2009 period.

Total legal and accounting expenses for the six months ended April 30, 2010 were approximately $1,198,656, compared to $198,635 for the same period in 2009. The expenses in 2010 reflect costs incurred in responding to the SEC investigation (see note 12 to the interim financial statements for the six months ended April 30, 2010) and the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010..

Amortization & depreciation increased to $346,588 for the six months ended April 30, 2010 from $283,384 reported for the same period in 2009, as a result of the increased investment in our patents.  We acquired the remainder of the licensing rights for all geographic regions in January 2009, in exchange for shares of our common stock.

Net Loss:  We experienced a net loss from operations of $2,625,460 for the six months ended April 30, 2010, before consideration of the non-controlling interest in BioLabs.  The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2009, our net loss was $3,702,676 before consideration of the non-controlling interest.  We anticipate we will experience a net loss in fiscal 2010 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Liquidity and Capital Resources

We had $324,876 of cash and cash equivalents at April 30, 2010.  Cash used by operations for the six months ended April 30, 2010 was $1,296,992.  The principal use of funds were for consulting services supporting the development of our business plan; legal and accounting fees in connection with responding to the SEC investigation, the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and other matters; and daily operations of the business, including rent, travel, consultants and laboratory costs.

During the six months ended April 30, 2010, we raised $1,250,000 of cash from the issuance of exchangeable notes to a shareholder and a Director of the company to fund operations and $100,000 from a shareholder as a loan to be converted into an exchangeable note (see note 7 to the interim financial statements).  In addition on April 20, 2010 the Company issued 250,000 shares of its common stock for net proceeds of $50,000.

We are not currently generating revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives.  While we have been able to use our shares of common stock to fund a substantial balance of our operating costs, we do not expect that our funds will be sufficient to meet our anticipated needs through July 31, 2010 and we will need to raise additional capital during fiscal 2010 to fund the full costs associated with our growth and development.  There can be no assurances that we will be successful in raising additional capital or the terms on which any such capital will be raised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of April 30, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 20, 2010 the Company issued 250,000 unregistered shares of its common stock to an individual investor for net proceeds of $50,000.  Such sale was exempt pursuant to Section 4(2) under the Securities Act of 1933, as amended. On May 12, 2010, the Company issued 100,000 unregistered shares of its common stock to an individual investor for net proceeds of $25,000. Such sale was exempt pursuant to Section 4(2) under the Securities Act of 1933, as amended

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4.1	8% Exchangeable Promissory Note, dated March 15, 2010, issued in favor of Michael D. Francis

4.2	8% Exchangeable Promissory Note, dated March 9, 2010, issued in favor of Capara Investments LLC

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

Dated: June 14, 2010