Form 10-Q
period 2010-07-31
BioNeutral Group, Inc
filed 2010-09-20
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of August 30, 2010 was 72,664,325 shares.  (See explanatory note preceding Item 1 of this Form 10-Q).

BIONEUTRAL GROUP, INC.

Explanatory Note:   Our transfer agent's records indicate that as of August 30, 2010, 72,664,325 shares of our common stock were outstanding.  Our records, however, indicate that as of August 30, 2010, there were 67,894,921 shares of our common stock outstanding.  See Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	October 31, 2009
	Unaudited
ASSETS

Current Assets
Cash	$64,283	$139,663
Accounts Receivable	7,750	2,825
Inventory	2,925	2,925
Prepaid Expenses	62,000	192,007
Prepaid Expenses-Related Parties	223,668	438,668

Total Current Assets	360,626	776,088

Property & Equipment - Net	1,046	1,206
Patents	11,376,746	11,739,033
Other Assets	2,500	2,500

TOTAL ASSETS	$11,740,918	$12,518,827

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable & Accrued Expenses	1,467,009	746,521
Accrued Compensation	525,000	423,000
Related Party Payables	61,521	31,412
Current Liabilities	2,053,530	1,200,933

Long Term Liabilities
Convertible Loans From Director	515,100	-
Convertible Loans From Stockholder	902,200	-
Total long Term Liabilities	1,417,300	-

TOTAL LIABILITIES	3,470,830	1,200,933

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders' Equity
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 139,926 and 279,991 issued and outstanding
at July 31, 2010 and October 31, 2009 respectively.
Preference Liquation Value $2,522,166 at July 31, 2010 and
$5,046,838 at October 31, 2009 included in Noncontrolling interest
Common Stock, $.00001 Par Value; 200,000,000 shares authorized,
67,894,921 shares and 60,849,200 shares issued and
outstanding at July 31, 2010 and October 31, 2009 respectively.	679	608
Additional Paid-in Capital	56,914,390	56,505,937
Accumulated Deficit	(49,116,161)	(46,260,596)
Total Bioneutral Group, Inc. Stockholders' Equity	7,798,908	10,245,949

Noncontrolling Interest	471,180	1,071,945

Total Equity	8,270,088	11,317,894

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,740,918	$12,518,827

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

		Restated		Restated

Revenues	$15,500	$2,825	$15,500	$2,825

Cost of Revenues	9,374	825	9,374	825

Gross Profit	6,126	2,000	6,126	2,000

Operating Expenses
Depreciation and Amortization	174,748	171,293	521,336	454,677
Other Selling, General and Administrative Expenses	460,416	1,571,463	2,708,254	4,990,941

Total Operating Expenses	635,164	1,742,756	3,229,590	5,445,618

Loss from Operations	(629,038)	(1,740,756)	(3,223,464)	(5,443,618)

Interest Expense	(26,809)	(806)	(57,842)	(620)

Net Loss Before Income Taxes	(655,847)	(1,741,562)	(3,281,306)	(5,444,238)

Provision for Income Taxes	-	-	-	-

Net Loss	(655,847)	(1,741,562)	(3,281,306)	(5,444,238)

Loss Attributable to the Non-controlling Interest	71,719	248,935	425,740	778,188

Net Loss Attributable to BioNeutral Group, Inc.	$(584,128)	$(1,492,627)	$(2,855,566)	$(4,666,050)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.12)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	63,733,831	55,886,662	61,992,978	39,343,362

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended July 31,
	2010	2009
	Unaudited	Unaudited/ Restated
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(3,281,306)	$(5,444,238)
Adjustments to Reconcile Net Loss To Net Cash Used in
Operating Activities

Stock Based Compensation	235,299	3,926,183
Depreciation and Amortization	521,336	454,677
Forgiveness of Debt		(2,251)
Issuance of Stock related to debt forgiveness and legal fees	53,500
Interest added to exchangeable notes	42,300
Deferral of Interest on Related Party Payables-Director Notes	(122)	4,027
Deferral of interest on exchangeable notes	15,715
Bad Debt	2,825

Changes in Operating Assets and Liabilities
Accounts receivable	(7,750)	(2,825)
Inventory	-	(2,925)
Prepaid Expenses	109,708	(15,456)
Other Assets	-
Accounts Payable and Accrued Expenses	663,598	126,115
Increase in Related Party Payables- Director	14,517	6,592

NET CASH USED IN OPERATING ACTIVITIES	(1,630,380)	(950,101)

CASH USED IN INVESTING ACTIVITIES
Expenditures for Patentable Technology and Associated Patent Costs	-	(20,045)

NET CASH USED IN INVESTING ACTIVITIES	0	(20,045)

CASH PROVIDED BY FINANCING ACTIVITIES
Net Proceeds From Issuance of Stock	180,000	1,130,000
Repayment of Loans from Former Board Members	-	(33,517)

Proceeds from Exchangeable Promissory Notes	1,375,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,555,000	1,096,483

NET (DECREASE) INCREASE IN CASH	(75,380)	126,337

CASH, BEGINNING OF PERIOD	139,663	85,938

CASH, END OF PERIOD	$64,283	$212,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For Interest	$-	$3,517

Cash Paid For Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash Patent Cost Additions	$144,000	$144,000

Cancellation of Debt Upon Agreement to Issue Shares of Common Stock	$13,500	$20,000

Issuance of Common Stock in Lieu of Expense reimbursement and
Cash compensation	$40,000	$10,000

Issuance of Common Stock in Exchange for Intellectual Property	-	$4,730,250

Issuance of Common Stock for Prepaid Consulting Contracts	$1,106,575	$11,800,000

See Notes to Condensed Consolidated Financial Statements

BioNeutral Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Nature of Business

BioNeutral Group, Inc (the “Company”) is a specialty chemical corporation seeking to develop and commercialize a novel combinational chemistry-based technology which we believe can, in certain circumstances, neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.  We currently operate our business through our subsidiary, BioNeutral Laboratories Corporation USA (“BioNeutral Laboratories” or “BioLabs”), a corporation organized in Delaware in 2003.  We were incorporated in the State of Nevada on April 10, 2007 under the name “Moonshine Creations, Inc.”, and changed our name to “BioNeutral Group, Inc.” on December 22, 2008.

On January 30, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”) with BioNeutral Laboratories pursuant to which we agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of our common stock. Upon completion of this transaction, the former shareholders of BioNeutral Laboratories became the majority stockholders of the Company. Accordingly, the transaction was accounted for as a reverse merger and recapitalization of BioNeutral Group, Inc.

Note 2 – Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets in satisfaction of liabilities in the normal course of business. For the Nine Months ended July 31, 2010 the Company incurred a net loss of $(3,281,306) and since inception has an accumulated deficit of $(49,116,161) and working capital deficiency of $(1,692,904). We had $64,283 of cash at July 31, 2010.  Cash used by operations for the Nine Months ended July 31, 2010 was $1,630,380. The principal use of funds were for consulting services supporting the development of our business plan; legal and accounting fees and daily operations of the business, including rent, travel, consultants and laboratory costs.

During the Nine Months ended July 31, 2010, we raised $1,375,000 of cash from the issuance of convertible notes to a shareholder and a director of the Company to fund operations.  In addition, during the nine months ending July 31, 2010, the Company issued 735,715 shares of its common stock for net proceeds of $180,000.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. While we have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs, we do not expect that our funds will be sufficient to meet our anticipated needs through August 1, 2011 and we will need to raise additional capital during fiscal 2010 to fund the full costs associated with our growth and development.  The Company believes that we will be able to generate sales by the third quarter of 2011 and that we will require to raise approximately $2,500,000 in additional capital in order to achieve our goals. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce cost in order to conserve cash.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of July 31, 2010 and the results of operations for the three and nine months ended July 31, 2010 and 2009 and cash flows for the nine months ended July 31, 2010 and 2009 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended July 31, 2010, and July 31, 2009 should be read in conjunction with the audited financial statements for the years ended October  31, 2009 and 2008 as contained in the Form 10-K filed on March 17, 2010. The Company has evaluated and included subsequent events through the filing date of this form 10-Q.

Consolidation policy

The accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, stockholders’ deficit, and cash flows, referred include the accounts of the Company and its majority owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

The Company records revenue in accordance with accounting standards codification subtopic 605-10, revenue recognition. (ASC 605-10). ASC 605-10 requires four basic criteria to be met before revenue is recognized (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

Use of Estimates in the Financial Statements

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions include valuing equity securities, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities.  Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock.  The computation of loss per share for the three month and nine months ended July 31, 2010 and 2009 excludes potentially dilutive securities, including convertible preferred stock of 139,926 and 279,991 shares  respectively equivalent to 1,399,260 and 2,799,910 common shares because their inclusion would be anti-dilutive. In addition these shares are currently held by the Noncontrolling interst until which time converted into the Company’s common shares.

Recent Accounting Pronouncement

Initial Adoption of Accounting Policy - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 . This statement guidance, which has been codified within ASC 810-10-65, Consolidations , establishes reporting standards for non-controlling interests in subsidiaries. This statement changed the presentation of noncontrolling interests in subsidiaries in the financial statements for the Company beginning November 1, 2009.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosure--Overall.”  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The amendments in this update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

 Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications have no effect on previously reported income.

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

	July 31, 2010	October 31, 2009
Gross Carrying Amount	$15,083,948	$14,925,058
Accumulated Amortization	(3,707,202)	(3,186,025)

Net Carrying Amount	$11,376,746	$11,739,033

The Company follows FASB ASC 350-30-35 and amortizes the costs of its patents over the shorter of its specific useful life, or 20 years. The Company is amortizing its patents over 20 years , with no anticipated residual value.  Amortization expense for the three months ended July 31, 2010 and 2009 was $ 174,695 and $ 171,560, respectively. Amortization expenses for the Nine Months ended July 31, 2010 and 2009 was 521,177 and $454,837, respectively.

Estimated amortization expense is as follows :

For The Year Ending:	Amount
10/31/2010 (remaining)	$178,000
10/31/2011	$699,000
10/31/2012	$699,000
10/31/2013	$699,000
10/31/2014	$699,000

The patents are evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 through 35-35. An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value.

On August 19, 2010, the Company submitted its application to the U.S. Environmental Protection Agency of the Company’s Ygiene antimicrobial for approval for use as a bactericide, fungicide, sporicide on hard, non-porous surfaces in hospitals, health care facilities and other commercial uses. The Company expects to receive a determination from the EPA within four to six months of the filing. If the Company is unable to obtain such favorable determination it could have a material adverse impact on the valuation of the patents.

Note 5 - Related Party Payables and Transactions

The Company and one of its directors, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's Board of Directors.  Under this agreement, the Company is obligated to pay Mr. Pamani $10,000 per month.  During the three months ended July 31, 2010 and 2009, the Company paid or credited $30,000 and $30,000 respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in the Company's related party payable account.  During the Nine Months ended July 31, 2010 and 2009, the Company paid or credited $90,000 and $90,000 respectively to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in the Company’s related party payable account. Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the related party payable.   At July 31, 2010 and October 31, 2009, the balance owed to the director was $25,130 and $2,303, respectively.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company is obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For the Three and Nine Months ended July 31, 2010 and 2009, the Company paid or credited $30,000 and $90,000 respectively.

On January 29, 2009, the Company repaid loans of $33,517 owed to three former members of the Company’s Board of Directors who resigned their positions with the Company on January 29, 2009. The balance of the amounts payable to former members of the Board of Directors at July 31, 2010 and October 31, 2009 was $29,738 and $29,109, respectively. In addition, approximately $6,653 of accrued interest owed to a director was recorded as a related party payable.

Thus the total amounts due related parties at July 31, 2010 and October 31, 2009 is as shown in the following table:

	Due to Related parties
	July 31, 2010	October 31, 2009

Due to director	$25,130	$2,303

Loans from Former Board members	29,738	29,109

Interest due to director	6,653	$-

Total due related parties	$61,521	$31,412

The Company has an agreement with its Chief Scientist and Corporate Secretary, Dr. Andrew Kielbania, to compensate him in the amount of $10,000 per month for services to the Company. At July 31, 2010 and October 31, 2009, $205,000 and $115,000 respectively was owed to Dr. Kielbania and is included in Accounts payable and accrued expenses in the respective balance sheets as accrued compensation. Such fees aggregated $30,000 and $90,000 in both the three and nine months ended July 31, 2010 and 2009.

During the Nine Months ended July 31, 2010, an entity controlled by the Company’s Chief Executive Officer billed the Company $32,896 for data security services provided to the Company. No such fees were incurred during the three months ended July 31, 2010.

In addition, in January 2009, RK and Associates, a company controlled by Suresh Relwani, a director of the Company, was granted 500,000 shares of common stock of the Company, valued at $500,000, as consideration for future North American business development efforts on behalf of the Company. The amount is being amortized over three years. At July 31, 2010, the balance of prepaid stock compensation (included in prepaid expenses-related parties) was $213,768. During three and nine months ended July 31, 2010 $41,667 and $125,000, respectively of stock compensation was incurred. During the three and nine months ended July 31, 2009 $41,667 and $97,222, respectively of stock compensation was incurred.

The Company has made payments on three automobile leases entered into on behalf of the Company by Dr. Andrew Kielbania, Chief Scientist and Secretary of the Company since June 10, 2008.  One of these automobiles is driven by Dr. Kielbania and one of the automobiles has been driven by a director since October 2008 and one automobile is stored at the residence of the same director. Payments during the Nine Months ended July 31, 2010 and July 31, 2009 totaled $15,614 and $15,604, respectively.

During the nine months ended July 31, 2010 the Company issued unsecured convertible promissory notes to a stockholder and a director (see note 10) and received gross proceeds of $1,375,000

Note 6 - Issuance of Common Shares and Conversion of Preferred Shares

During the nine months ended July 31, 2010, the Company issued 735,715 shares of the Company’s common stock for gross proceeds of $180,000 to various investors. The Company also issued 90,000 shares to a current shareholder in the satisfaction of $13,500 in debt. The Company also issued 100,000 shares in satisfaction of $40,000 in payment of legal services incurred during the period.

During the nine months ended July 31, 2010 various holders of our preferred shares exchanged 140,065 of Series A preferred shares in to 1,400,650 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

During the period May 1, 2010 to July 31, 2010 and in connection with the Share Exchange (as defined below),  various non-controlling interests exchanged 1,084,626 shares of BioLabs common stock to the Company for 3,719,356 shares of our common stock.

Note 7 – Shareholder and Director Loans

On November 13, 2009, the Company issued (i) an unsecured promissory note to Michael D. Francis, a shareholder of the Company, in the amount of $250,000,  (ii) a second unsecured promissory note on January 4, 2010 in the amount of $250,000, a (iii) a third unsecured promissory note in the amount of $250,000, on March 15, 2010 of which $100,000 was drawn down by the Company on March 15, 2010 and $150,000 on April 1, 2010, (iv) a fourth secured promissory note in the amount of $100,000 on April 30, 2010 with an original issuance date of April 26, 2010, and (v) a fifth unsecured promissory note in the amount of $25,000 on July 7, 2010 (all such notes issued to Mr. Francis are collectively referred to as the “Francis Notes”).

On November 13, 2009, the Company issued an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 and (ii) a second unsecured promissory note to Capara on January 4, 2010 in the amount of $250,000.  The sole member of Capara, Raj Pamani, is a member of our Board and a shareholder of the Company.

The Francis Notes and the Capara Notes are sometimes referred to herein as the “Shareholder Notes”. The Shareholder Notes resulted in gross proceeds to the Company of $1,375,000

Each of the Shareholders Notes bears an 8% annual interest rate,  is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in each of the Capital shareholder Notes), will automatically be exchanged for, at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Shareholder Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of each Shareholder Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Shareholder Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Shareholder Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Shareholder Note or by the holder of any other 8% Exchangeable Promissory Note) in the Qualified Financing. The secured promissory note in the principal amount of $100,000 issued by the Company to Mr. Francis on April 30, 2010, is secured by the Company’s Intellectual Property (as defined in such promissory note).

Accrued and unpaid interest is added to the unpaid principal amount of the Shareholder Notes every three months. Interest expense on the Shareholder Notes for the Nine Months ended July 31, 2010 and 2009 was $58,015 and $0, respectively. As of  July 31, 2010, $42,300 of accrued interest was added to the principal amount of the Shareholder Notes.

Note 8 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares issued during the presented periods were fully vested upon grant of the shares or no later than the respective period end dates. During the three months ended July 31, 2010 and 2009, the Company recognized stock compensation of $77,667 and $1,191,684, respectively. During the nine months ended July 31, 2010 and 2009, the Company recognized stock compensation expense of $235,299 and $3,926,183, respectively.

Employees

Measurement of compensation cost related to common shares issued to employees is based on the grant date fair value of the shares. Fair value was determined through the use of quoted prices on the Over The Counter Bulletin Board (OTCBB).

During the Nine Months ended July 31, 2010 and 2009, 0 and 1,040,024 shares of the Company's common stock were issued to employees and Board members, respectively as compensation for services and were vested at the end of the related period.  The weighted average grant date fair value for these same periods was $0 and $1.00 respectively.

The total value of common shares issued to employees and vested during the Nine Months ended July 31, 2010 and 2009 were $0 and $1,040,024 respectively.  These amounts are also reported on the income statement as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods. There was no related tax benefits recognized.

Non-Employees

Measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. Each transaction is reviewed to determine the more reliably measurable basis for the valuation, pursuant to FASB ASC 505-50-30-6.

During the Nine Months ended July 31, 2010 and 2009, 0 and 12,050,000 shares of the Company's common stock, respectively, were granted to non-employees as compensation for future services and were vested at the end of the related period. The weighted average grant date fair value for the Nine Months ended July 31, 2010 and 2009 was $0 and $1.00, respectively.

The total value of shares of the Company's common stock issued to non-employees and vested during the Nine Months ended July 31, 2010 and 2009 were $ 0 and $ 12,050,000, respectively. For the Nine Months ended July 31, 2010 and 2009, $235,299 and $2,886,159 respectively  was recognized as expense and  reported on the Company’s income statement as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods. Shares issued for future services are subject to forfeiture.

Note 9 - Equity (Non-Controlling Interest)

Non-Controlling Interest

On January 30, 2009, the Company entered into the Share Exchange Agreement with BioNeutral Laboratories pursuant to which the Company agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of the Company's common stock (the “Share Exchange”).  As a result of the closing of the Share Exchange, BioNeutral Laboratories became our subsidiary, and the shareholders of BioNeutral Laboratories acquired the majority ownership and control of the Company.  The Company reviewed the Financial Accounting Standards Board Accounting Standards Codification 805-40 (“FASB ASC 805-40”) and determined that BioNeutral Laboratories was the accounting acquirer and the entity which would be continuing operations.  As a result, the transaction between BioNeutral Laboratories and the Company was accounted for as a reverse acquisition in accordance with FASB ASC 805-40

In connection with the Share Exchange, approximately 10.94% of BioLabs common shareholders did not participate in the exchange of their shares of BioLabs common stock for shares of common stock of the Company. Those shareholders are recognized as a non-controlling interest in the Company’s financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of BioLabs and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange, while BioLabs shares included in the non-controlling interest held by the non-controlling interest represent ownership of that legal entity.

During the nine months ended July 31, 2010 and in connection with the Share Exchange (as defined below),  various shareholders exchanged 1,084,626 shares of BioLabs common stock to the Company for 3,719,356 shares of our common stock.

Non-Controlling Interest on October 31, 2009	$1,071,945

Conversion to BioNeutral Group Shares During 9 months ended 07/31/2010	(175,025)
Non-Controlling interest Share of Net Loss	(425,740)
Non-Controlling Interest at July 31, 2010	$ 471,180

The outstanding shares of Series A Preferred Stock of BioLabs are recognized in the non-controlling interest.  If the 139,926 outstanding shares of Series A Preferred Stock were fully converted into shares of BioLabs common stock and holders of such shares did not exchange those shares for Company common stock, the non-controlling interest would be 14.22%. During the Three months ended July 31, 2010 certain preferred shareholders who held 140,065 shares converted these shares ultimately into the Company’s common stock.

Note 10 – Commitments & Contingencies

Litigation

On October 1, 2009, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation to the Company regarding possible securities laws violations by the Company and other persons.  The investigation concerns the process by which the Company became a publicly traded entity, trading in the Company’s shares, and disclosure and promotion of developments in the Company’s business.  The SEC has requested that the Company deliver certain documents to the SEC.  The Company has, and will continue to fully cooperate with the SEC with respect to its investigation.  The Company has incurred, and expects to continue to incur, significant costs in responding to such investigation.  Any adverse findings by the SEC in connection with such investigation could have a material adverse impact on the Company's business, including the Company's ability to continue to operate as a publicly traded company.

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene™ and Ygiene™, based on its intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company refiled applications for each of these trademarks as well as the Compnay’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™ ; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed applications for the registration of the trademarks BioNeutral™ and Ygiene™ prior to the Company’s refiling of its applications.  Although the Company has filed with the Trademark Trial and Appeal Board oppositions to PURE Bioscience's applications and intend to pursue such oppositions vigorously, the Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.

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

 On or about June 28, 2010, Chertoff Group informed the Company that Chertoff Group  had terminated the August 26, 2009 Advisory Agreement between Chertoff and the Company.

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

The SAR Agreement provides that the SARs will vest 25% on September 1, 2010, 50% on September 1, 2011, and 100% on September 1, 2012.  In addition, such vesting shall accelerate and fully vest upon the occurrence of certain events specified in the SAR Agreement, including a "change in control" of the Company (as defined in the SAR Agreement). The SARs are subject to forfeit in certain circumstances including that all unvested SARS are immediately forfeited upon the ChertoffGroup’s termination of service with the Company and its controlled affiliates. The fully vested value of the SARs as of July 31, 2010, based on the OTCBB closing bid price of $0.42 was $1,847,487. On a fully vested basis, this would result in 4,296,482 shares of the Company’s common stock being issued under the SAR Agreement on July 31, 2010. The SARs have a 10 year exercise period from the Original Agreement date.

Pursuant to the RSU Agreement, the Company granted to Chertoff Group the right to receive on the “Delivery Date” (as defined in the RSU Agreement) a number of shares of the Company's common stock with a value of $1,384,347. The amount of shares to be issued is determined by dividing the greater of (i) the Fair Market Value of a share of common stock on the Delivery Date (currently defined as the closing bid price on the OTCBB on the applicable date) and (ii) $0.186. The RSU Agreement defines “Delivery Date” as the earlier to occur of January 2, 2013 and the date that is immediately prior to a Change in Control of the Company (as defined in the RSU Agreement). The RSUs vest on the same schedule as the SARS and are also subject to similar provisions regarding forfeiture.The FMV of the Company’s common stock on July 31, 2010 was $0.42. On a fully vested basis, this would result in 3,146,243 shares of the Company’s common stock being issued under the RSU Agreement.

As of July 31, 2010, none of the SARs or RSUs have vested.

Pursuant to the Registration Rights Agreement, the Company granted certain registration rights and preemptive rights to Chertoff Group. These rights provide for registration upon request by Chertoff Group but not later than the later to occur of the 150 day anniversary of the date of delivery of the Chertoff Group request or June 30, 2012 and for piggyback registration rights.

Other Contingencies

Approximately 6 million shares of the Company's common stock issued pursuant to the Share Exchange Agreement were issued by the then transfer agent to stockholders of BioLabs for whom the Company does not have records as having consented to the Share Exchange.  The Company currently holds approximately 90% of the outstanding interests in its subsidiary, BioLabs. In connection with the Share Exchange, certain shareholders of BioLabs delivered shareholder consents (the “Share Exchange Consents”) to BioLabs approving the execution and delivery by BioLabs of the Share Exchange Agreement (each, a "Consenting Shareholder").  The Company did not receive consents to the Share Exchange from all common and preferred shareholders of BioLabs, and the Company has accounted for those shareholders who did not sign consents as holders of the remaining 14% outstanding interests in BioLabs.  As described in “Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations—Company Structure” in this Quarterly Report on Form 10-Q, the Share Exchange Consents did not specify the number of shares of BioLabs common stock to be exchanged by the Consenting Shareholder and did not affirmatively make the representation and warranties to be made by the Consenting Shareholder as set forth in the Share Exchange. In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Shareholder Consent, the Company had a basis for a valid private placement of its common stock issued in the Share Exchange, which if such were the case, may negatively affect our status as a publicly traded company.

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

Note 11 – Prior Period Adjustments

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

Effect of Restatements on the Financial Statements for the Nine Months ended July 31, 2009
Account(s) Affected	As Restated	Adjustment	As Previously Reported
Patents	$11,860,188	$30,130	$11,830,058
Total Assets	$21,373,328	$(147,307)	$21,520,635
Total Liabilities	$803,548	$23,643	$779,905
Non-controlling Interest (included in Stockholders’ Equity)	$2,392,031	$191,899	$2,200,132
Total Stockholders’ Equity	$20,569,777	$(170,952)	$20,740,729
Net Loss	$(4,666,050)	$89,145	$(4,755,195)
Weighted average shares outstanding	39,343,362	(76,641,279)	115,984,641
Basic and diluted Net Loss Per Share	(0.12)	(0.08)	(0.04)

Note 12-  Subsequent Events:

EPA Application

On August 19, 2010, the Company submitted its application to the U.S. Environmental Protection Agency of the Company’s Ygiene antimicrobial for approval for use as a bactericide, fungicide, sporicide on hard, non-porous surfaces in hospitals, health care facilities and other commercial uses. The Company expects to receive a determination from the EPA within four to six months of the filing. If the Company is unable to obtain such favorable determination it could have a material adverse impact on the valuation of the patents.

On August 31, 2010, the Company issued an unsecured promissory note to Capara in the amount of $25,000 resulting in gross proceeds to the Company of $25,000  The sole member of Capara, Raj Pamani, is a member of the Board of Directors and a shareholder of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the condensed consolidated financial condition and results of operations of BioNeutral Group, Inc. (the “Company,” “we” or “us”) should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.  In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and accordingly, all amounts are approximations.

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

•	changes in accounting policies, rules and practices;

•	changes in technology or products, which may be more difficult or costly, or less effective than anticipated; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended October 31, 2009 and other filings with the SEC.

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

We currently are focused on the development and commercialization of two classes of product formulations, antimicrobrials and bioneutralizers.  We refer to our antimicrobial formulations as our Ygiene™ products and our bioneutralizer formulations as our Ogiene™ products.  Our Ygiene TM products are being developed to kill certain harmful microbes, including virulent gram and bacteria (which cause staph infections), viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  Our Ogiene™ products are being developed to eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain green¬house gases such as carbon dioxide and sulfur dioxide.

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which vary substantially from country to country.  The marketing and sale of our Ygiene TM products in the United States, is subject to EPA registration and in some cases, FDA clearance, and we cannot market and sell any of such products in the United States until such registration or clearance is obtained.  We do not believe the marketing sale of our Ogiene TM products are subject to EPA registration or FDA clearance.  We have not sold any of our Ygiene TM or Ogiene TM products to date.  We currently are focusing our efforts and resources on obtaining the registrations, clearances and approvals necessary to marketing and selling our Ygiene TM products in the United States; however, we cannot assure you that we will be have the financial resources to do so or that such registrations, clearances and approvals will be obtained on a timely basis, if at all.

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

On August 19, 2010, the Company submitted its application to the U.S. Environmental Protection Agency of the Company’s Ygiene antimicrobial for approval for use as a bactericide, fungicide, sporicide on hard, non-porous surfaces in hospitals, health care facilities and other commercial uses. The Company expects to receive a determination from the EPA within four to six months of the filing. If the Company is unable to obtain such favorable determination it could have a material adverse impact on the valuation of the patents.

The Company has authorized Steve Campus of the Campus Group and J-Man Distributors to exclusively represent BioNeutral's Odor Eliminator and its Multi Purpose Cleaner to a major home shopping cable network.

In a second agreement, BioNeutral announced that J-Man Distributors has concluded an exclusive commercial agreement with Planned Companies, under which Planned Companies will exclusively use BioNeutral's AutoNeutral(TM) product to clean and deodorize the automobiles of an international car sharing company that it contractually provides cleaning services for in the New York metro area.

Results of Operations

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

Revenues: For the three months ended July 31, 2010, the Company generated revenues of $15,500 from the Ogiene™  product line from a national distributor  that is focusing on distribution of the AutoNeutral™ product, which is an Ogiene™ formulation designed for cleaning and de-odorizing vehicles. To date, our efforts have been focused on development of our products and obtaining regulatory approvals for their sale and distribution in the United States and international markets.  We did not generate material revenue in the same period consisting of the three months ended July 31, 2009.

Operating Expenses: Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our patents.

Selling, general & administrative (“SG&A”) expenses for the three months ended July 31, 2010 did not include any costs related to non-cash stock-based compensation to employees. For the three months ended July 31, 2009 non-cash stock based compensation to employees reported in SG&A amounted to $208,350.  For the three months ended July 31, 2010 and 2009, approximately $77,667 and $983,334, respectively, of non-cash stock based compensation expense was reported in SG&A for services to non-employees, principally for business development agreements entered into with entities responsible for advancing our market access in North America, Asia and the European Union.

SG&A costs for the three months ended July 31, 2010 that were paid or payable in cash include approximately $28,000 related to our agreement with the Chertoff Group, L.L.C. and approximately $60,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company. There was no expense related to the agreement with the Chertoff Group in the same period for 2009, since the agreement was not entered into until August 2009. Expense related to the director was the same for the 2009 period.

Total  legal and accounting expenses for the three months ended July 31, 2010 were approximately $47,294 compared to $45,241 recorded for the same period in 2009.

Amortization & depreciation increased to $174,748 for the three months ended July 31, 2010 from $171,293 reported for the same three months in 2009, as a result of the increased investment in our patents.  We acquired the remainder of the licensing rights for all geographic regions in January 2009, in exchange for shares of our common stock.

Net Loss:  We experienced a net loss  of $655,847 for the three months ended July 31, 2010, before consideration of the non-controlling interest in BioLabs.  The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2009, our net loss was $1,741,562 before consideration of the non-controlling interest.  We anticipate we will experience a net loss in fiscal 2010 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Nine Months Ended July 31, 2010 Compared to Nine Months Ended July 31, 2009

Revenues: For the nine months ended July 31, 2010 the Company generated revenues of $15,500 from the Ogiene™  product line from a national US distributor  that is focusing on distribution of the AutoNeutral™ product, which is an Ogiene™ formulation designed for cleaning and de-odorizing vehicles. To date, our efforts have been focused on development of our products and obtaining regulatory approvals for their sale and distribution in the United States and international markets. We did not general material revenue in the period consisting of the nine months ended July 31, 2009.

Operating Expenses:  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our patents.

Selling, general & administrative expenses for the Nine Months ended July 31, 2010 and 2009 include $0 and $1,040,024 related to non-cash stock-based compensation to employees and board members.  For the Nine Months ended July 31, 2010 and 2009, approximately $157,632 and $1,694,475, respectively, of non-cash stock based compensation expense was reported for amortization of amounts paid for services to non-employees, principally for business development agreements entered into with entities responsible for advancing our market access in North America, Asia and the European Union.

SG&A costs for the Nine Months ended July 31, 2010 that were paid or payable in cash include approximately $206,208 related to our agreement with the Chertoff Group, L.L.C. and approximately $120,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company. There was no expense related to the agreement with the Chertoff Group in the same period for 2009, since the agreement was not entered into until August 2009. Expense related to the director was the same for the 2009 period.

Total legal and accounting expenses for the Nine Months ended July 31, 2010 were approximately $1,138,318 compared to $211,284 for the same period in 2009. The expenses in 2010 reflect costs incurred in responding to the SEC investigation (see note 12 to the interim financial statements for the Nine Months ended July 31, 2010) and the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010..

Amortization & depreciation increased to $521,336 for the Nine Months ended July 31, 2010 from $454,677 reported for the same period in 2009, as a result of the increased investment in our patents.  We acquired the remainder of the licensing rights for all geographic regions in January 2009, in exchange for shares of our common stock.

Net Loss: We experienced a net loss of $3,281,306 for the Nine Months ended July 31, 2010, before consideration of the non-controlling interest in BioLabs.  The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2009, our net loss was $5,444,238 before consideration of the non-controlling interest.  We anticipate we will experience a net loss in fiscal 2010 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets in satisfaction of liabilities in the normal course of business. For the Nine Months ended July 31, 2010 the Company incurred a net loss of $(3,281,306) and since inception has an accumulated deficit of $(49,116,161) and working capital deficiency of $(1,692,904). We had $64,283 of cash at July 31, 2010.  Cash used by operations for the Nine Months ended July 31, 2010 was $1,630,380. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees and daily operations of the business, including rent, travel, consultants and laboratory costs.

During the Nine Months ended July 31, 2010, we raised $1,375,000 of cash from the issuance of convertible notes to a shareholder and a director of the Company to fund operations.  In addition, during the nine months ending July 31, 2010 the Company issued 735,715 shares of its common stock for net proceeds of $180,000.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. While we have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs, we do not expect that our funds will be sufficient to meet our anticipated needs through August 1, 2011 and we will need to raise additional capital during fiscal 2010 to fund the full costs associated with our growth and development.  The Company believes that we will be able to generate sales by the third quarter of 2011 and that we will require to raise approximately $2,500,000 in additional capital in order to achieve our goals. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives and take additional measures to reduce cost in order to conserve cash.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the items previously disclosed in the Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of July 31, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are committed to improving our financial organization.  As part of this commitment, we intend to continue to educate our management personnel to comply with U.S. GAAP and SEC disclosure requirements and to increase management oversight of accounting and reporting functions in the future.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 On May 12, 2010, the Company issued 100,000 unregistered shares of its common stock to an individual investor resulting in proceeds to the Company of $25,000.  On June 1, 2010 the Company issued 85,715 unregistered shares of its common stock to an individual investor resulting in proceeds to the Company of $30,000.   On June 22, 2010 the Company issued 100,000 unregistered shares of its common stock to an individual investor resulting in proceeds to the Company of $25,000.  On June 29, 2010 the Company issued 200,000 unregistered shares of its common stock to an individual investor resulting in proceeds to the Company of $50,000.   All of the shares referred to in this paragraph were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act.  Each individual investor represented to us, among other things, that such investor is a sophisticated investor with access to all relevant information necessary to evaluate its investment and that the purchased shares were being acquired for investment purposes only.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4.1	8% Exchangeable Promissory Note, dated April 30, 2010, issued in favor of Michael D. Francis

4.2	8% Exchangeable Promissory Note, dated July 7, 2010, issued in favor of Michael D. Francis

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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