Form 10-K
period 2010-10-31
BioNeutral Group, Inc
filed 2011-02-15
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

The aggregate market value of the registrant’s common stock, par value $0.00001 per share (“Common Stock”), held by non-affiliates is $31,180,43 computed by reference to the price at which the Common Stock was last sold on April 30, 2010, as reported on the Over-the-Counter Bulletin Board.

As of February 11, 2011, there were 76,634,903 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

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

ITEM 1.       BUSINESS

Recent Developments

On February 3, 2011 the Company formed an affiliation with the Kentucky Hospital Association (“KHA”) positioning itself for a potential national healthcare product launch within the coming months.  It has also formed a new wholly owned subsidiary, BioNeutral Services Inc. (“BNS”), and placed it under the direction of Mr. Frank Battafarano as its new CEO. Mr. Battafarano has more than thirty years experience as a senior level executive in the healthcare sector.

On January 14, 2011, Suresh Relwani resigned as a member of the Board, following the resignation of Mr. Relwani from the Board, the remaining directors of the Company, pursuant to the authority under the Company's By-laws, appointed Wayne Stratton to fill the vacancy on the Board created by Mr. Relwani's resignation. Mr. Stratton's appointment to the Board became effective immediately.

On January 4, 2011 the company announced  that it has received an initial indication for support from the Commissioner of Kentucky's Department for Business Development (the Department).The Department's mandate includes exploring innovative ways to stimulate Kentucky's economy by supporting existing businesses and attracting new enterprises to Kentucky at the lowest overall cost of doing business.

On December 19, 2010 the company entered discussions with the KHA through its subsidiary Kentucky Hospital Services Corporation LLC "KHSC" to introduce BioNetural’s Ogiene™ and Ygiene™ products into its member hospital association. The KHA, established in 1929, represents hospitals, related health care organizations, and integrated health care systems and is dedicated to sustaining and improving the health status of the citizens of Kentucky. The KHSC aims to provide its member hospitals with the cleanest health care facilities possible.

Effective November 30, 2010, the Company appointed Dr. Andy Kielbania, BioNeutral Group's Chief Scientist, as a member of its Board of Directors,. Dr. Kielbania will serve on the audit committee.

Overview

Company Structure

We are a life science specialty technology company that has developed a novel combinational chemistry-based technology which we believe in certain circumstances may neutralize harmful environmental contaminants, toxins and dangerous micro-organisms, including bacteria, viruses and spores.  We currently operate our business through our subsidiary, BioNeutral Laboratories Corporation USA (“BioNeutral Laboratories” or “BioLabs”), a corporation organized in Delaware in 2003. As used in this Annual Report, the words the “Company,” “our,” “us” or “we” refer to BioNeutral Group, Inc.

We were incorporated in the State of Nevada on April 10, 2007 under the name “Moonshine Creations, Inc.”, and changed our name to “BioNeutral Group, Inc.” on December 22, 2008.  From our incorporation until January 30, 2009, we did not have significant business operations.

On January 30, 2009, we entered into a share exchange agreement, which we refer to herein as the Share Exchange Agreement, with BioNeutral Laboratories pursuant to which we agreed to issue to the shareholders of BioNeutral Laboratories 44,861,023 shares of our common stock (the “Share Exchange”).

In connection with the Share Exchange, certain shareholders of BioNeutral Laboratories delivered shareholder consents, which we refer to as the "Share Exchange Consents", to BioNeutral Laboratories approving the execution and delivery by BioNeutral Laboratories of the Share Exchange Agreement.  We refer to such persons as the “Consenting Shareholders.”  The Share Exchange Consents did not specify the number of shares of BioNeutral Laboratories common stock to be exchanged by the Consenting Shareholder.  Schedule II to the Share Exchange Agreement, however, contained a list of holders of BioLabs common stock (certain of which shareholders also held BioLabs Series a Preferred Stock), shares of our common stock to be issued to such shareholders, and shares of our common stock to be issued to holders or BioLabs preferred stock.

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

In addition, our records indicate that (i) we did not receive stock certificates representing shares of  BioNeutral Laboratories common stock for cancellation from the Consenting Shareholders, and (ii) we did not cause to be delivered the applicable stock certificates representing shares of our common stock issued in the Share Exchange to certain of the Consenting Shareholders.  Accordingly we intend to request that (i) with respect to each Consenting Shareholder who received a stock certificate, such stockholder affirm its consent, which we refer to as a “Consenting Shareholder Acknowledgement” and deliver to us for cancellation its certificates representing BioNeutral Laboratories common stock; and (ii) with respect to each Consenting Shareholder who did not receive a stock certificate, such stockholder deliver to us a Consenting Shareholder Acknowledgment and deliver to us for cancellation its certificates representing BioNeutral Laboratories common stock, each in advance of us delivering the applicable stock certificate.

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

As a result of the closing of the Share Exchange, BioNeutral Laboratories became our subsidiary, and the shareholders of BioNeutral Laboratories acquired the majority ownership and control of our company. We reviewed the Financial Accounting Standards Board Accounting Standards Codification 805-40 (“FASB ASC 805-40”) and determined that BioNeutral Laboratories was the accounting acquirer and the entity which would be continuing operations.  As a result, the transaction between BioNeutral Laboratories and us was accounted for as a reverse recapitalization in accordance with FASB ASC 805-40.

Business Overview

We are a life science specialty technology corporation that has developed a novel combinational chemistry-based technology which we believe can, in certain circumstances, neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.  We are focused on commercializing two classes of product formulations: (1) antimicrobials, which are formulations designed to kill certain harmful microscopic living organisms, and (2) bioneutralizers, which are formulations designed to destroy certain agents that are noxious and harmful to health and/or the environment.

Our Ygiene product line has not been approved for sale in the United States.  To date, we have only marketed our Ogiene product line on a very limited basis but have not generated any meaningful product revenue to date. We have not marketed any of our products and have not generated any meaningful product revenue to date.

Products

We currently are focused on the commercialization of two classes of product formulations, antimicrobials and bioneutralizers.  We refer to our antimicrobial formulations as our Ygiene™ products and our bioneutralizer formulations as our Ogiene™ products.  A description of each of these products is set forth below.

Ygiene ™  .   We have developed our Ygiene ™  products with the intent to kill certain harmful microbes, including virulent gram   positive or negative bacteria, viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  We are designing our Ygiene ™  formulations to target and bind to specific surface proteins and penetrate and alter the cellular structure of such proteins.  They are proxy-based and we believe, based on our internal laboratory studies, on a per unit volume basis, contain more active ingredients than any commercially available antimicrobial known to us.  In laboratory tests conducted by us,   our   Ygiene™ formulations demonstrated large zones of inhibition (areas on agar plates where growth of control organisms are prevented by antibiotics placed on agar surfaces) and high potency across a wide spectrum of harmful microbes.

We are developing our Ygiene ™  formulations for potential use in a broad range of applications, although the marketing and sale of each Ygiene ™  formulation in the United States and internationally will be subject to U.S. and foreign governmental regulations, respectively.  We believe there are three potential applications of our Ygiene ™  formulations, are set forth below:

•
Military/First Responders/Hospital Sterilant/Specialty Industrial:   We have develop Ygiene ™ formulations for “kill on contact” applications for anthrax and other micro-organisms for use by the military, first responders, hospitals and other special industries.

•
Hospital/Health Care/Mold/Industrial:   We have developed the Ygiene ™ formulations for high-level disinfectant applications for Methicillin Resistant Staphylococus Aureus (MRSA), multi-drug resistant Pseudomonas Aeruginosa, E. Coli, mold and other microbes for use by hospitals and other healthcare facilities, food preparation facilities and other demanding environments, which application we refer to herein as the “Hospital and Industrial Application.”

•
Consumer Products/Light Industrial/Healthcare:   We have developed the Ygiene ™ formulations for sporacidal, bactericidal and virucidal applications in general areas of hospitals, nursing homes and physician and dental offices.  We also are considering Ygiene ™ formulations for use as skin sanitizers.

Currently, we are focusing our efforts on the commercialization of an Ygiene ™ formulation for the Hospital and Industrial Application.  Based on laboratory tests conducted by us, we believe that, under certain laboratory conditions, this Ygiene ™ formulation may be as effective as chlorine bleach or caustic soda for killing certain microbes, without the high level of toxicity generally associated with chlorine bleach or caustic soda.  In these laboratory tests, the Ygiene ™ formulation inhibited the growth of over 200 microbes, including Methicillin resistant Staphylococus Aureus (MRSA), multi-drug resistant Pseudomonas Aeruginosa and E. coli.

Before we may market and sell any of our Ygiene ™ formulations in the United States, the Ygiene ™ formulation, regardless of their intended applications, must be registered with respect to each disinfectant claim for such formulation with the U.S. Environmental Protection Agency, or the EPA.  Similarly, before we may market and sell any Ygiene ™ formulation in any foreign country, the Ygiene ™ formulation must be registered with the appropriate agencies of such foreign country.  Our Ygiene ™ formulation that we intend to market for the Hospital and Industrial Application has not been registered with the EPA with respect to its disinfectant claims for marketing and sale in the United States, although it has been registered for marketing and sale in Germany.  We cannot assure you that such formulation will be registered for marketing and sale with the EPA or any other foreign government agency on a timely basis, if at all.  See “Item 1. Business - Governmental Regulation” and “Item 1A. Risk Factors - We may not obtain the necessary U.S. or worldwide regulatory registrations, clearances or approvals to commercialize our products, and if we cannot commercialize our products, we will not become profitable.”

Ogiene™ .  We are developing our Ogiene™ products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene™ formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.  We intend to offer Ogiene™ products in the gas phase – being applied as a fog, mist or spray – or in the liquid phase – being applied directly to liquid contaminates.  Based on laboratory studies conducted by us, we believe that Ogiene™ is free of unreasonable adverse impacts to health or the environment and that no or minimal clean up is required after application of our Ogiene™ products.  We plan to market our Ogiene™ products for hotels, restaurants, industrial manufacturing, controlled animal feeding operations (“CAFOs”), and homes.

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

We believe our Ogiene™ formulations provide fast delivery capabilities of active ingredients and can eliminate or reduce a broad range of gases. We believe this is important since household, institutional and industrial odors and irritating gases can be the result of either a single odoriferous compound or the result of a multiplicity of odoriferous compounds or components. These odor causing components include various organic carboxylic acids, aldehydes, ketones, amines, mercaptans, sulfides, disulfides and esters. In addition, various inorganic compounds such as ammonia, hydrogen sulfide and sulfur dioxide may add to the complexity of specific odors.  Laboratory tests conducted by us have demonstrated that in certain laboratory conditions our Ogiene™ formulations can reduce or eliminate the following:

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

Marketing

If and when funding becomes available and when we obtain the necessary regulatory approvals for our products, we plan to develop a small, highly capable, experienced business team to market, license, sell and distribute our products to major international companies in our target industries.  Potential customers include hotels, restaurants and hospitals and those engaged in the military, power generation, mold remediation, surgical equipment sterilization and waste-water treatment industries.

If the EPA registers our Ygiene ™  formulation for disinfectant claims with respect to the Hospital and Industrial Application, we plan to commit most of our available resources at such time, if any, to application development, marketing and business development to accelerate commercialization of such formulation in the United States; however, there can be no assurance that we will receive such EPA registration or that commercialization of our Ygiene ™  formulation will be achieved on a timely basis, if at all.  See “Item 1. Business - Government Regulation” and “Item 1A. Risk Factors - We may not obtain the necessary U.S. or worldwide regulatory registrations, clearances or approvals to commercialize our products, and if we cannot commercialize our products, we will not become profitable.”

Competition

The markets for our Ogiene™ and Ygiene™ products and each of their potential channels are highly competitive.  We have a number of competitors that vary in size and scope and breadth of products offered.  Such competitors include some of the largest corporations in the world, and we believe substantially all of our competitors have greater financial resources than we do, including in the areas of sales, marketing, and branding and product development.  We expect to face additional competition from other competitors in the future.

Current competitive products and the company manufacturing the products include Clorox and other products including Formula 409 from The Clorox Company, Lysol and other cleaning products from Reckitt Benckiser, and laundry products including Tide and Downy from Procter & Gamble.  Although these large competitors have significant market share in the disinfectant and cleaning product markets, product comparison tests that were either supported or conducted by BioNeutral indicate the superiority of BioNeutral products as effective antimicrobials, disinfectants, surface cleaners, laundry cleaners, stain removers, and odor neutralizers.

Because Ogiene™ and Ygiene™ are new formulations enhanced from our initial base formulas, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products in our relevant target markets.  Even if our Ogiene™ and Ygiene™ formulations may have technological competitive advantages over competing products, we or potential distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders.  Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us.  To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us.  We recognize that innovative marketing methods may be required in order to establish our products, and that such methods may not be successful.

Intellectual Properties

Our intellectual property includes patent applications for our formulations and our manufacturing processes, and applications to register the trademarks BioNeutral™, AutoNeutral™, Ogiene™,  Ygiene™, Collagiene™, Spore No More™  and the tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™.

Intellectual Property

We believe our patent claims are unique within our chemical composition space.  We believe prior lab and field tests completed by us have verified approximately 80 potential applications.  As we continue to utilize our technology platform and complement our product offerings, we plan to protect our technology and products by filing patent applications.

We currently have three pending utility patent applications filed with the United States Patent & Trademark Office, or the USPTO, directed to compositions of matter of our formulations, our manufacturing process and a number of applications.  In addition, we have pending patent applications in Japan, Europe, Mexico, China, and New Zealand.  We also have a pending patent application with the Patent Cooperation Treaty, or PCT, which can potentially be filed in any of the member countries.  We cannot assure you, however, that we will be able to obtain or maintain any Intellectual Property for our formulations.  See “Item 1A.  Risk Factors - If we are unable to obtain, maintain or defend patent and other intellectual property ownership rights relating to our technology, we may not be able to develop and market products based on our technology, which would have a material adverse impact on our results of operations and the price of our common stock.”

Trademarks

In April 2005, we filed in the United States Patent and Trademark Office an application for the registration of the trademarks BioNeutral™, Ogiene™ and Ygiene™, based on our intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, our applications for each of these trademarks were declared abandoned by the USPTO, since we inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, we refiled applications for each of these trademarks as well as our tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™; however, we learned that a third party had filed application for the registration of the trademarks BioNeutral™ and Ygiene™ prior to our refiling of our applications. Although we have filed with the Trademark Trial and Appeal Board oppositions to PURE Bioscience's a third party, applications and intend to pursue such oppositions vigorously, we cannot assure you that we will be successful with such opposition on a basis, if at all.  See “Item 3.  Legal Proceedings.”

We have entered into confidentiality agreements with certain third parties in an attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies. We have not entered into such agreements with our directors, officers and employees.  Accordingly, we may not have sufficient protections for our technology and our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

Research and Development

We conduct our primary research and development activities in-house, and use third-party laboratories to conduct independent testing.  Research and development expenditures which were approximately $225,000 and $230,000 for the fiscal year ended October 31, 2010 and 2009, respectively.

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

Raw Materials

The active and inactive ingredients in our concentrated and ready-to-use products are readily available from multiple chemical supply companies

Governmental Regulation

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which regulations vary substantially from country to country. The time required obtaining registration, clearance or approval by the United States or any foreign country may be longer or shorter, and the requirements may be different. There can be no assurance that we will be successful in obtaining or maintaining necessary registrations, clearances or approvals to market any of our current or future products in the United States or certain foreign countries.

Some of our current or future products are or may be subject to the Federal Insecticide, Fungicide and Rodenticide Act, or FIFRA.  The objective of FIFRA is to provide federal control of pesticide distribution, sale, and use. All pesticides used in the United States must be registered with or licensed by the EPA.  Registration assures that pesticides will be properly labeled and that, if used in accordance with specifications, they will not cause unreasonable harm to the environment.  Use of each registered pesticide must be consistent with use directions contained on the label or labeling.  Each application for registration of a pesticide product with the EPA must include the results of laboratory testing conducted in accordance with the EPA's Good Laboratory Practice Standards (GLP), which standards are designed to ensure the quality and integrity of test data submitted to the EPA in support of a pesticide product registration. These laboratory tests generally are conducted to demonstrate the efficacy, toxicity and certain physical characteristics of the pesticide product.  When the GLP testing for a pesticide product is complete, an application demonstrating that the product candidate does not have unreasonable adverse impacts on health or the environment and that is effective for its intended use must be submitted to the EPA for its consideration.  The registration application must include the proposed product label and claims to be made for the product and explain permissible uses and required conditions for use; it must include data to support registration relating to product and residue chemistry, toxicology, environmental fate, eco-toxicology, exposure data, and for public health pesticides such as antimicrobials, efficacy data consistent with EPA’s data requirement standards.  The EPA reviews, evaluates, and analyzes the required data over a period of months, ranging from 6-8 months upwards to 20 or more, depending on the complexity of the product and its usage, whether its active ingredient has been registered previously and other factors.  A cost-benefit analysis of the scientific data based on environmental, societal and economic variables is used by the EPA to determine the acceptable uses and conditions for use of the pesticide.  The standard of analysis requires that the pesticide and its acceptable uses not cause harm to human health with reasonable certainty or pose unreasonable risks to the environment.  During its review, the agency may request that studies need to be repeated, or additional studies may need to be conducted and new data submitted.  The EPA staff evaluates risk assessment results and make a decision based on risks versus benefits in light of the proposed use of the product.  The EPA also may require changes in proposed labeling, uses, and application methods to mitigate risks to human health or the environment.  For a new product with a new active ingredient that has low risk, the estimated time for the EPA to complete review of a registration submission is approximately 15 months.  See “Item 1A.  Risk Factors - We may not obtain the necessary U.S. or worldwide regulatory registrations, clearances or approvals to commercialize our products, and if we cannot commercialize our products, we will not become profitable.”

Our current or future products also are or may be subject to the Toxic Substance Control Act of 1976, or TSCA.  TSCA provides the EPA with authority to require reporting, record-keeping and testing requirements, and restrictions relating to chemical substances and/or mixtures.  Certain substances are generally excluded from TSCA, including, among others, food, drugs, cosmetics and pesticides. TSCA addresses the production, importation, use, and disposal of specific chemicals including polychlorinated biphenyls (PCBs), asbestos, radon and lead-based paint.  If we determine that our products contain or constitute any “new chemical substances,” we are required to file a premanufacture notice (PMN) with the EPA 90 days before the start of production, and  must include information about the chemical identity of the substance,  byproducts, production volume, and descriptions of uses, human exposure and disposal practices, and any relevant test data.  The EPA will at the end of the 90 day period issue a regulatory decision dropping the substance from any further review or, if not, specifying the need for additional review or other action, including any regulatory constraints upon production.

The marketing and sale of any of our current or future product in the United States for use on or in the human body also will require pre-clearance by the FDA. We understand that the FDA pre-clearance process typically takes from approximately 15 to 19 months, depending upon the type, complexity and novelty of the product candidate.

We also are subject to regulation by the U.S. Federal Trade Commission, or FTC, with respect to our environmental marketing claims.  Products advertised as eco-friendly and “green” cleaning products must conform to the FTC's Guides for the Use of Environmental Marketing Claims.  In the event the FTC were to determine that any of our products are not in compliance with such guides, the FTC could bring enforcement actions on the basis that our marketing claims are false or misleading, which if successful, could subject us to fines or other penalties which could have a material adverse effect on our operations.

Our Ygiene™ formulations are considered pesticides under FIFRA and require registration with the EPA and approval of each proposed disinfectant claim to be made.  We currently are focusing our efforts on obtaining EPA registration of our Ygiene™ formulation for disinfectant claims with respect to the Hospital and Industrial Application.  This Ygiene™ formulation has passed initial screening tests for hard surface disinfectant and mold use that are required by the EPA and three batches have been produced for the EPA registration process.  The GLP laboratory tests with respect to the impacts on health and the environment of our Ygiene™ formulation were completed in January 2010, with positive results that we believe are acceptable for submission to the EPA in connection with our application for registration.  On August 19, 2010, the Company submitted its application to the U.S. Environmental Protection Agency for the Company’s Ygiene antimicrobial for approval for use as a bactericide, fungicide, sporicide on hard, non-porous surfaces in hospitals, health care facilities and other commercial uses. The Company expects to receive a determination from the EPA during the Company’s second quarter. If the Company is unable to obtain such favorable determination it could have a material adverse impact on the valuation of the Intellectual Property.   As of October 31, 2010, we incurred expenses of approximately $407,500 in connection with the preparation of our application for registration of our Ygiene™ formulation, and anticipate that the total cost to us for the EPA registration process will be approximately $950,000.

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

Employees

As of February 14, 2011, we had three employees and consultants devoting substantially all of their time to us. As of such date, we also had two part-time employees. None of our employees are represented by union or collective bargaining agreements. We believe that our relationships with our employees are good.

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

On February 3, 2010, we and Chertoff Group entered into a First Amendment to the Advisory Agreement (the “Amendment”) which amends the Original Agreement. The Amendment modifies, among other things, the scope of services to be provided under the Original Agreement by Chertoff Group and reduces the monthly fee for such services to $28,000 per month during the term of the Original Agreement.

In connection with the execution and delivery of the Amendment, we also entered into a Stock Appreciation Rights Agreement (the "SAR Agreement"), a Registered Stock Unit Agreement (the "RSU Agreement") and a Registration Rights Agreement, dated as of February 3, 2010, with Chertoff Group (the “Registration Rights Agreement” and together with the SAR Agreement and the RSU Agreement, the “Equity Award Agreements”). The Equity Award Agreements evidence the terms of the equity awards required to be made to Chertoff Group pursuant to the Amendment with Chertoff Group.  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in issuing the securities covered by the Equity Award Agreements.

On or about June 28, 2010, Chertoff Group informed the Company that Chertoff Group had terminated the August 26, 2009 Advisory Agreement, as amended between Chertoff Group and the Company.

Pursuant to the SAR Agreement, we granted 7,442,725 stock appreciation rights to Chertoff Group evidencing the Chertoff Group’s right to receive, for each stock appreciation right (“SAR”) exercised, up to the number of shares of our common stock (the “SAR Shares”) equal in value to the excess of the Fair Market Value of one share of common stock on the date of exercise (as defined in the SAR Agreement) over $0.186.  The SARs shall vest on a cumulative basis according to the following vesting schedule:  25% shall vest on September 1, 2010, an additional 25% shall vest on September 1, 2011, and the remaining 50% shall vest on September 1, 2012.  In addition, such vesting shall accelerate and fully vest upon the occurrence of certain events specified in the SAR Agreement, including a Change in Control of our company (as defined in the SAR Agreement.

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

On February 24, 2010 the company terminated the above Consulting Agreements and no compensation or reimbursement of expenses or other amount is due or owed by the Company pursuant to such agreements.

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

We have generated no meaningful product revenues to date. We had net losses of approximately $3.507 million, after consideration of $450,000 attributable to the Non-Controlling interest's share of the net loss, for the year ended October 31, 2010. For the year ended October 31, 2009 we had net losses of approximately $13.5 million, after consideration of $2.1 million attributable to the Non-Controlling interest's share of the net loss. Our cash flow projections presently indicate that our current assets and projected revenues will not be sufficient to fund operations over the next twelve months.  Our auditors have concluded that our net losses negative cash flow and accumulated deficit as of October 31, 2010, raise substantial doubt about our ability to continue as a going concern.

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

It is difficult for companies like ours to raise funds in the current economic environment and additional financing may not be available on acceptable terms, if at all. If adequate funds are not available, we will be required to delay, scale back or eliminate our product development activities or operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products that we would not otherwise relinquish.

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

Some of our directors and executive officers have almost no public company management experience.  This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis.  In fiscal 2009 we failed to meet the filing deadline for two periodic reports.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties, affect our ability to operate as a publicly traded company and further result in the deterioration of our business.

Management has concluded that our internal controls over financial reporting were ineffective as of October 31, 2010.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  We are required to maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The areas of our internal control over financial reporting requiring improvement were generally with respect to our financial statement close process, our entity level controls (including with respect to disbursements from bank accounts), recording of stock issuances, our functional controls and our segregation of duties.  See discussion under “Item 9A.  Controls and Procedures”  Our management has determined that we had not consistently followed established internal control over financial reporting procedures related to the analysis, documentation and review of selection of the appropriate accounting treatment for certain transactions.

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

We failed to file federal tax returns for the fiscal years ended December 31, 2007 and the ten months ended October 31, 2008 and for the fiscal year ended October 31, 2009. We have also failed to file any New Jersey state tax returns. We cannot assure you that we will not incur fines and penalties for failure to file such tax returns.

We have a non-controlling interest in our subsidiary BioNeutral Laboratories.

We currently hold approximately 96% of the outstanding interests in our subsidiary, BioNeutral Laboratories.  We did not receive consents to the Share Exchange from all common and preferred shareholders of BioNeutral Laboratories, and we have accounted for those shareholders who did not sign consents as holders of the remaining 4% outstanding interests in BioNeutral Laboratories as not have received shares in BioNeutral.  As described in “Item I Business -- Company Overview” the Share Exchange Consents did not specify the number of shares of BioNeutral Laboratories common stock to be exchanged by the Consenting Shareholder and did not affirmatively make the representation and warranties to be made by our stockholders as set forth in the Share Exchange Agreement.  In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Share Exchange Consent, we had a basis for a valid private placement of our common stock issued in the Share Exchange and that we will not be requested to conduct a rescission offer.

In addition, we believe that the shareholders who consented to the Share Exchange and were issued shares of our common stock failed to deliver to us the stock certificates representing their shares of common stock and Series A Preferred Stock of BioNeutral Laboratories and may claim they also have an ownership interest in BioNeutral Laboratories.  Although we would challenge any such claims, we cannot assure you that we would prevail, in which case our percentage ownership interest in BioNeutral Laboratories would decrease.  In addition, any litigation with respect to such claims could result in substantial costs, diversion of management's attention and diversion of our resources.  The size and uncertainty with respect to the Non-Controlling interest in BioNeutral Laboratories may make it difficult for us to raise capital, and even if we were to raise capital, would result in dilution to our stockholders at the public company level that is not experienced by stockholders that are part of the Non-Controlling interest, each of which would have a material adverse effect on our financial position.

We have a limited operating history on which to evaluate our potential for future success and to determine whether we will be able to execute our business plan.  This makes it difficult to evaluate future prospects and the risk of success or failure of our business.

We have not commenced the marketing and sale of our bioneutralizer, odor controllers and antimicrobial applications and have generated no revenues to date. Consequently, our historical results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. These risks include:

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

We may not be able to address these risks and difficulties, which could materially and adversely affect our revenues, operating results and our ability to continue to operate our business. There can be no assurance that we will be able to achieve or sustain profitability, or generate sufficient cash flow to meet our capital and operating expense obligations.  As a result, you could lose your entire investment in our stock.

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

Some of our current or future products are or may be subject to FIFRA.  In order to market or sell any of our formulations that constitute pesticides, including our Ygiene ™ formulation, such formulations must be registered or licensed by the EPA.  Each application for registration of a pesticide product by the EPA must include the results of laboratory testing conducted, which tests must be conducted in accordance with GLP to ensure the quality and integrity of test data submitted to the EPA in support of a pesticide product registration. If and when the GLP testing for a pesticide product is complete, we will need to submit to the EPA an application demonstrating that the product candidate is effective for its intended use and when used in accordance with recognized practice, will not cause “unreasonable adverse effects” to humans or the environment.  Satisfaction of the EPA’s regulatory requirements typically requires from nine to over twenty months to complete, depending upon the type, complexity and novelty of the product and requires substantial resources for research, development and testing. We cannot predict whether our research and testing will result in products that the EPA finds effective for indicated uses and consistent with applicable regulatory standards regarding effects on humans or the environment. Testing, preparation of necessary applications and the processing of those applications by the EPA is expensive and time consuming. We do not know if the EPA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by us in our efforts to obtain EPA registration. The EPA also may place conditions on registrations that could restrict commercial applications of such products. Product registrations may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

Even if we comply with all EPA requests, the EPA ultimately may reject any or all of our future applications. We cannot be sure that we will ever obtain registration of any of our antimicrobial products.  Failure to obtain EPA registration of any of our antimicrobial products will severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues.

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

Independent GLP tests are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The laboratory testing process is also time consuming. The GLP laboratory tests with respect to the impacts on health and the environment of our Ygiene™ formulation was completed in January 2010, with positive results that we believe are acceptable for submission to the EPA in connection with our application for registration.  The GLP laboratory tests with respect to the efficacy and physical characteristics of the Ygiene™ formulation was completed during July 2010. On August 19, 2010, the Company submitted its application to the U.S. Environmental Protection Agency of the Company’s Ygiene antimicrobial for approval for use as a bactericide, fungicide, sporicide on hard, non-porous surfaces in hospitals, health care facilities and other commercial uses. The Company expects to receive a determination from the EPA during the Company’s second quarter. If the Company is unable to obtain such favorable determination it could have a material adverse impact on the valuation of the valuation of the company’s Intellectual Property.

Even if our GLP testing of any of our Ygiene ™ formulations or any other products we may develop in the future are completed as planned, we cannot be certain that their results will support our product claims. The GLP testing may fail to demonstrate that our product candidates are effective for indicated use or meet the EPA's standards with respect to the impacts on health and the environment. This failure would cause us to abandon a product formulation and may delay development of other products. Any delay in, or termination of, GLP testing will delay the filing of our applications with the EPA and, ultimately, our ability to commercialize our products and generate product revenues.

If our efforts to achieve and maintain market acceptance of our products are not successful, we will not attain profitability.

We have invested a significant portion of our time and financial resources in the development and commercialization of our Ygiene™ and Ogiene™ formulations. We expect that sales of our Ygiene™ and Ogiene™ formulations will constitute a substantial portion, or all, of any revenues in future periods.  Failure to obtain market acceptance for Ygiene™ and Ogiene™ formulations, whether as a result of competition, lack of customer demand, lack of product effectiveness and safety, or any other factor, would have a materially adverse effect on our business, financial condition and results of operations. Even if our products achieve market acceptance, we may not be able to maintain product sales or other forms of revenue over time if new products or technologies are introduced that are more favorably received or are more cost-effective than our products or otherwise render our products less attractive or obsolete.

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

Our Ogiene™ and Ygiene™ products will compete in highly competitive markets dominated by extremely large, well financed domestically and internationally recognized chemical and pharmaceutical companies.  We believe substantially all of our competitors have greater financial resources than we do in the areas of sales, marketing, and branding and product development.  Many of our competitors also already have well established brands and distribution, and we expect to face additional competition from these competitors in the future.  Focused competition by larger chemical and pharmaceutical corporations could substantially limit or eliminate our potential market share and ability to profit from our products and technologies.

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

We have filed U.S. and foreign patent applications for our Intellectual Property as well as applications in the U.S. and European Community for the registration of our trademarks, BioNeutral ™   Ygiene ™   and Ogiene ™ . We have also filed an application in the U.S. to register our tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™.  We may not be successful in obtaining the Intellectual Property or trademark registrations, and we may be unable to obtain additional patent and trademark protection in the future.  Further, the scope of the Intellectual Property and trademarks we may obtain could potentially be inadequate to encompass our commercial operations.  Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.  It is possible that, despite our efforts, competitors or others will create and use products in violation of our Intellectual Property and/or adopt service names similar to our service names or otherwise misappropriate our intellectual property.  Such patent infringement or misappropriation could have a material adverse effect on our business.  Any unauthorized production of our products, whether in the U.S. or overseas, would or could reduce our own sales of products, thereby reducing, perhaps significantly, our actual or potential profits.  Adopting similar names and trademarks by competitors could lead to customer confusion.  Any claims or customer confusion related to our trademarks could negatively affect our business.

Litigation or other action may be necessary to enforce our intellectual property rights and protect our trade secrets.  If third parties apply to register our trademarks in the U.S. or other countries, we may oppose those applications and may be required to participate in proceedings before the regulatory agencies who determine priority of rights to such trademarks.  We currently are opposing applications for registration by a third party of our trademarks BioNeutral ™  and Ygiene ™  ; however, there can be no assurance that we will prevail with such opposition.  Such administrative proceedings and any other litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.  See “Item 3.  Legal Proceedings.”

To the extent that we operate internationally, the laws of foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.  Many countries have a “first-to-file” trademark registration system.  As a result, we may be prevented from registering or using our trademarks in certain countries if third parties have previously filed applications to register or have registered the same or similar trademarks.  Our means of protecting our proprietary rights may not be adequate, and our competitors, or potential competitors, could independently develop similar technology.

It is possible that our products infringe upon the Intellectual Property or violate the proprietary rights of others, which could have a material adverse effect on our business.

In the event that products we sell are deemed to infringe upon the Intellectual Property or other proprietary rights of third parties, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products and services. In such event, we cannot assure you that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.  Moreover, we cannot assure you that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products or proposed products are deemed to infringe or likely to infringe upon the Intellectual Property or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have an adverse effect on our business.

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

We have no experience in manufacturing products and do not intend to establish our own manufacturing facilities.  We lack the resources and expertise to manufacture our own products.  If we receive the requisite approvals to market and sell any of our products, we intend to contract with one or more manufacturers to manufacture our products.  Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and depending on the product formulation being manufactured may require registration, clearance or approval by the EPA or FDA.  This registration, clearance or approval would require testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of EPA or FDA registration, clearance or approval, if any.

•	Our third-party manufacturers might be unable to manufacture our products in the volume and of the quality required to meet our clinical and commercial needs, if any.

•	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to distribute our products.

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

The market price of our common stock is highly volatile and could be subject to wide fluctuations in response to a number of factors some of which are beyond our control, including:

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
•
significant sales of our common stock, including sales by investors following registration of the shares of our common stock issued in connection with the Share Exchange Agreement and/or future investors in future offerings we expect to make to raise additional capital.

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

As of October 31, 2010 there were approximately 74,643,115 shares of our common stock and approximately 146 holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The shares of our common stock issued in connection with the consummation of the Share Exchange (other than shares of our common stock held by our Chief Executive Officer and one of our directors that are subject to a lock-up agreement), which is a large number of shares relative to the trading volume of our common stock, may be eligible for resale under Rule 144 following the date on which we file this Annual Report so long as the applicable conditions contained in Rule 144(i) are satisfied. The market price of our common stock could fall if the holders of these shares sell them or are perceived by the market as intending to sell them.

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

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission’s payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2 .       PROPERTIES

Our executive offices are located at New Jersey Institute of Technology, 211 Warren Street, Newark, New Jersey 07103.  Our facilities located in Newark, New Jersey consist of approximately 519 square feet of office space and approximately 590 square feet of laboratory space.  We currently occupy this space pursuant to a lease which began on September 1, 2005 and has been renewed every year since inception. The current lease has been renewed on September 1, 2010 and expires on August 31, 2011, subject to our option to renew the lease for an additional one year period on terms and conditions set forth therein. All leases at the Enterprise Development Center at the NJIT campus are limited to a one year term. Pursuant to the lease, we are required to pay rent in the amount of $2,834 per month. Such rental payment includes all common area maintenance costs.

We believe that our existing facilities are suitable as office and laboratory space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.

ITEM 3.        LEGAL PROCEEDINGS

On October 1, 2009, the SEC issued a formal order of investigation to us regarding possible securities laws violations by us and other persons.  The investigation concerns the process by which we became a publicly traded entity, trading in our shares, and disclosure and promotion of developments in our business.  The SEC has requested that we deliver certain documents to the SEC.  We have, and will continue to, fully cooperate with the SEC with respect to its investigation. We have not received any further communication from the SEC concerning the investigation since November of 2009.

In April 2005, we filed in the USPTO an application for the registration of the trademarks BioNeutral™, Ogiene™ and Ygiene™, based on our intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks were entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, our applications for each of these trademarks were declared abandoned by the USPTO, since we inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, we refiled applications for each of these trademarks as well as our tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™; however, we learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene™ prior to our refiling of our applications.  Although we have filed with the Trademark Trial and Appeal Board oppositions to PURE Bioscience's applications and intend to pursue such oppositions vigorously, we cannot assure you that we will be successful with such opposition on a timely basis, if at all.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.

PART II.

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol “BONU.OB” since February 20, 2009. Prior to February 20, 2009, there was no public trading market for our shares of common stock. The following table sets forth the range of quarterly high and low sales prices of our common stock as reported for the periods indicated:

Quarter Ending	High	Low

April 30, 2009 (beginning February 20, 2009)	$1.56	$0.12
July 31, 2009	$0.75	$0.20
October 31, 2009	$3.50	$0.21
January 31, 2010	$1.09	$0.43
April 30, 2010	$0.75	$0.20
July 31, 2010	$0.95	$0.36
October 31, 2010	$0.55	$0.29

As of February 11, 2011 there were approximately 146 holders of record of our common stock.

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

Unregistered Sales and Issuance of Equity Securities.

The following is a description of issuances of shares of our equity securities that were not registered under the Securities Act during the twelve months ended October 31, 2010 and which shares were not previously disclosed by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During fiscal 2010, the Company exchanged shares with several of the BioLabs preferred and common stockholders, all of whom exchanged their shares at a ratio of 1 share of preferred stock for 10 shares of common stock and 1 to 1 common exchange, except for four preferred stockholders and common stockholders of BioLabs who were issued an aggregate of 3,598,800 shares of common stock. These four shareholders exchanged their shares at a ratio of 200 shares of common stock for 1 share of preferred stock and a 1 to 1 common share exchange. Although all of the exchanged shares are reflected in the financial statements as issued and outstanding, the issuance of shares to the four holders who exchanged at the higher exchange ratio is subject to dispute.

As a result of the above transaction, the company is disputing the issuance  2,634,730 shares of common stock. The outcome of this dispute is expected to be resolved in the near future
.
Equity Issuance

During the year ended October 31, 2010, the Company issued 735,715 shares of the Company’s common stock for gross proceeds of $180,000 to various investors. All of such shares were issued pursuant to an exemption from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.  Each individual investor represented to us, among other things, that such investor is a sophisticated investor with access to all relevant information necessary to evaluate its investment and that the purchased shares were being acquired for investment purposes only. The Company also issued 90,000 shares to a current shareholder in the satisfaction of $13,500 in debt.

Consulting Agreements

The Company issued 100,000 shares in satisfaction of $40,000 in payment of legal services incurred during the year. The Company issued 110,780 shares for financial advisory and accounting related services and 182,730 shares for marketing and public relations services in satisfaction of $43,000 and $67,500 respectively. The company issued 200,000 of its common stock in settlement for a disputed consulting contract in satisfaction of a consulting agreement related to marketing services valued at $80,000. Shares issued in the above paragraph are valued at the market price during the period for which services were provided.

Other Equity Issuances

During the year ended October 31, 2010 various holders of our preferred stock exchanged 196,238 shares of Series A preferred stocks for 1,962,380 shares of common stock at the rate of 10 shares of common stock to one share of preferred stock, in accordance with the term of our preferred share agreement, dated December 12, 2006.  During the year ended October 31, 2010 and in connection with the Share Exchange (as defined below), various non-controlling interests exchanged 1,572,044 shares of BioLabs common stock for the same amount of shares of our common stock.

Convertible Debt Capital Funding

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

On November 13, 2009, the Company issued an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 and (ii) a second unsecured promissory note to Capara on January 4, 2010 in the amount of $250,000 and (iii) a third unsecured promissory note to Capara on September 2, 2010 in the amount of $25,000 and (iv) a fourth unsecured promissory note to Capara on October 13, 2010 in the amount of $25,000.The sole member of Capara, Raj Pamani, is a member of our Board and a shareholder of the Company.

The Francis Notes and the Capara Notes are sometimes referred to herein as the “Shareholder Notes”. The Shareholder Notes resulted in gross proceeds to the Company of $1,425,000.

On October 28, 2010, the Company issued an unsecured promissory note to Blackbeth Holdings Ltd, in the amount of $50,000.

Each of the Shareholders Notes bears an 8% annual interest rate,  is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in each of the Shareholder Notes), will automatically be exchanged for, solely at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Shareholder Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of each Shareholder Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Shareholder Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Shareholder Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Shareholder Note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing. The secured promissory note in the principal amount of $100,000 issued by the Company to Mr. Francis on April 30, 2010, is secured by the Company’s Intellectual Property (as defined in such promissory note).

Accrued and unpaid interest is added to the unpaid principal amount of the Shareholder Notes every three months. Interest expense on the Shareholder Notes for the year ended October 31, 2010 and 2009 was $87,097 and $0, respectively. As of October 31, 2010, $70,646 of accrued interest was added to the principal amount of the Shareholder Notes.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act for all such issuances of our common stock described above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 31, 2010 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

ITEM 6 .      SELECTED FINANCIAL DATA

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

Company Overview

We are life science specialty technology corporation that has developed  a novel combinational chemistry-based technology which we believe can, in certain circumstances, neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.  We are focused on developing and commercializing two classes of product formulations: (1) antimicrobials, which are formulations designed to kill certain harmful microscopic living organisms, and (2) bioneutralizer, which are formulations designed to destroy certain agents that are noxious and harmful to health and/or the environment.  We have not marketed any of our products and have not generated any meaningful product revenue to date.

We currently are focused on the commercialization of two classes of product formulations, antimicrobials and bioneutralizer.  We refer to our antimicrobial formulations as our Ygiene™ products and our bioneutralizer formulations as our Ogiene™ products.  Our Ygiene ™ products are being developed to kill certain harmful microbes, including virulent gram and bacteria (which cause staph infections), viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  Our Ogiene™ products are being developed to eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which vary substantially from country to country.  The marketing and sale of our Ygiene ™  products in the United States, is subject to EPA registration and in some cases, FDA clearance, and we cannot market and sell any of such products in the United States until such registration or clearance is obtained.  We do not believe the marketing sale of our Ogiene ™   products are subject to EPA registration or FDA clearance.  We have not sold any of our Ygiene ™ or Ogiene ™ products to date.  We currently are focusing our efforts and resources on obtaining the registrations, clearances and approvals necessary to marketing and selling our Ygiene ™ products in the United States; however, we cannot assure you that we will be have the financial resources to do so or that such registrations, clearances and approvals will be obtained on a timely basis, if at all.

Accounting Treatment

On January 30, 2009, we entered into a Share Exchange Agreement with BioNeutral Laboratories pursuant to which we agreed to issue to the shareholders of BioNeutral Laboratories 44,861,023 shares of our common stock.

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

Approximately 96% of BioNeutral Laboratories common shareholders exchanged their shares of common stock of BioNeutral Laboratories for shares of our common stock (including 88% of the outstanding shares of the Series A Preferred Stock of BioNeutral Laboratories on an as-converted basis).  We issued 42,250,090 shares of our common stock in respect of the exchanged shares of common stock of BioNeutral Laboratories.  As a result of the Share Exchange, BioNeutral Laboratories shareholders held approximately 66% controlling interest in the combined entity, after giving effect to the Share Exchange.

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

For SEC reporting purposes, BioNeutral Laboratories is treated as the continuing reporting entity that acquired Moonshine Creations, Inc. (the historic shell registrant).  The reports filed after the transaction have been prepared as if BioNeutral Laboratories (accounting acquirer) were the legal successor to Moonshine Creations. Inc’s reporting obligation as of the date of the acquisition.  Therefore, all financial statements filed subsequent to the transaction reflect the historical financial condition, results of operations and cash flows of BioNeutral Laboratories, for all periods presented.

As referenced above, initially approximately 14% of BioNeutral Laboratories shareholders did not participate in the initial exchange of their shares of common stock of BioNeutral Laboratories for shares of our common stock.  Those shareholders are treated as a Non-Controlling interest in our financial statements in accordance with FASB ACS 805-40-30-3.  The assets, liabilities and operations underlying the shares of common stock of BioNeutral Laboratories and our company are identical.  However, the shares representing the ownership of our company reflect the combined entity after the Share Exchange, while the shares of common stock of BioNeutral Laboratories represent ownership of only that legal entity.  In connection with the reverse acquisition and recapitalization, all share and per share amounts of BioNeutral Laboratories were retroactively adjusted to reflect our legal capital structure pursuant to FASB ASC 805-40-45-1.

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2010 is focused on leveraging developments in the European Union for our Ygiene™ professional disinfectant product and continuing our work within the regulatory process of the U.S. for EPA registration.  Our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product were registered with the German Bundesanstalt für Arbeitsschutz und Arbeitsmedizin, a German government sanctioned institute for safety and health, on January 5, 2010 and November 30, 2009, respectively.  As a result of such registrations, we are permitted to sell such Ygiene™-based products in Germany, although we have not sold any of our products in Germany and currently do not have adequate resources to attempt to make any such sales or to have our products manufactured for sale.  Similar regulatory registration is anticipated with additional major members of the European Union during fiscal year 2011.  We believe these registrations present us with a strong and dynamic platform for accessing well developed global markets for commercial use of our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product.

Currently, we are focusing our efforts on the development and commercialization of a Ygiene ™ formulation for the Hospital and Industrial Application.  We are developing our Ogiene™ products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene™ formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.

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

We are emphasizing these strategic advantages as part of our brand development efforts to overcome competitive barriers to entry in markets that are driven by large, established organizations.  The markets for our Ogiene™ and Ygiene™ products and each of their potential channels are highly competitive. We have a number of competitors that vary in size and scope and breadth of products offered.  Such competitors include some of the largest corporations in the world, and we believe substantially all of our competitors have greater financial resources than we do, including in the areas of sales, marketing, and branding and product development.  We expect to face additional competition from other competitors in the future.

Because Ogiene™ and Ygiene™ are new formulations enhanced from our initial base formulas, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products in our relevant target markets. Even if our Ogiene™ and Ygiene™ formulations may have technological competitive advantages over competing products, we or potential distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders.  Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us.  To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us.  We recognize that innovative marketing methods may be required in order to establish our products, and that such methods may not be successful.

On August 19, 2010, the Company submitted its application to the U.S. Environmental Protection Agency of the Company’s Ygiene antimicrobial for approval for use as a bactericide, fungicide, sporicide on hard, non-porous surfaces in hospitals, health care facilities and other commercial uses. The Company expects to receive a determination from the EPA within six to eight months of the filing. If the Company is unable to obtain such favorable determination it could have a material adverse impact on the valuation of the Intellectual Property.

The Company has authorized Steve Campus of the Campus Group and J-Man Distributors to exclusively represent BioNetural’s Odor Eliminator and its Multi Purpose Cleaner to a major home shopping cable network.

In a second agreement, BioNeutral announced that J-Man Distributors has concluded an exclusive commercial agreement with Planned Companies, under which Planned Companies will exclusively use BioNetural’s AutoNeutral(™ ) product to clean and deodorize the automobiles of an international car sharing company that it contractually provides cleaning services for in the New York metro area.

Results of Operations

Comparison of Results of Operations for Fiscal Year Ended October 31, 2010 (“fiscal 2010”) and the Fiscal Year Ended Ten Months Ended October 31, 2009 (“fiscal 2009”).

Revenues :  During fiscal 2010 the Company generated revenues of $15,500 as compared to revenues of $2,825 for fiscal 2009 from the Ogiene™  product line from a national distributor that is focusing on distribution of the AutoNeutral™ product, which is an Ogiene™ formulation designed for cleaning and de-odorizing vehicles. Our efforts have been focused on sales and marketing of our non regulated Ogiene™  product line as well the sale of our Ygiene ™ formulation for the Hospital and Industrial Application in Germany the UK and France where the product has been registered for marketing and sale. Additionally, we are continuing our efforts to obtain the regulatory approvals required for the sale and distribution in the United States .of our Ygiene ™ formulation.

Operating Expenses:   Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Selling, general & administrative (“SG&A”) expenses for fiscal 2010 and fiscal 2009 included non-cash stock-based compensation to employees of $0 and $1,648,045, respectively  primarily for agreements with our Chief Executive Officer and our prior Chief Financial Officer.  In addition, for fiscal 2010 and fiscal 2009, $168,966 and $3,347,515 million, respectively of non-cash stock based compensation expense was reported for amounts paid for services to non-employees.

SG&A costs for fiscal 2010 that were paid or payable in cash include approximately $149,500 related to our agreement with the Chertoff Group, L.L.C., an aggregate of approximately $189,900 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company, and $91,300 for independent consulting expenses. SG&A costs for fiscal 2009 that were paid or payable in cash include approximately $172,000 related to our agreement with the Chertoff Group, L.L.C., an aggregate of approximately $270,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company, and $95,000 for independent consulting expenses.  In addition, there were significant increases in legal and accounting expenses related to the Share Exchange involving BioNeutral Laboratories Corp USA, and us becoming a public company. Total legal and accounting expenses reported for fiscal 2010 and fiscal 2009 were approximately $1,224,000 and $674,000, respectively.

Amortization & depreciation increased to $696,750 in fiscal 2010 from the $627,301 reported in fiscal 2009 as a result of the increased investment in our intellectual property.  Business development agreements in which we entered into with entities responsible for advancing our market access in Asia and the European Union accounted for approximately $11 million of such expense.   Of that amount, $8,050,091 was reflected as a charge off in the fourth quarter of fiscal 2009 upon management’s determination that the related prepaid asset balance was not recoverable (see full discussion in Note 14 to the financial statements).

We anticipate operating expenses will increase for fiscal 2011.  We anticipate increased legal, accounting and investor relations fees related to being public and the regulatory processes involved with registration, clearance or approval of our products for sale in global markets.  We also anticipate we will need to add up to five additional employees to our professional and support staff, as part of our growth and development.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $3,833,324 for fiscal 2010. The discussion of operating expenses identifies the elements of the net loss.  In 2009, our net loss was $15,598,163.  We anticipate we will experience a net loss in fiscal 2011 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.
Analysis of Impairment

In  conjunction with our 2010 audit, we performed our annual impairment testing during January 2011. In this analysis, we determined that the current carrying value of our Intellectual Property approximately $11,254,000.

We computed the Intellectual Property value of using a discounted cash model. In our discounted cash flow analysis, we prepared a ten year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2021. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. We computed the present value of our explicit year cash flows using discount rates ranging from approximately 16% to 18% with various target financing structures during the course of computing our weighted average cost of capital (“WACC”). We specifically considered a range of assumptions for both equity and debt financings; such as risk free interest rate, market risk premium, small cap premium, company specific premium and sensitivity premium. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. The range of Intellectual Property values we derived using the above noted discount amounted to $12,983,000, which exceeds the carrying value of our Intellectual Property by $1,729,000.

Liquidity and Capital Resources

We had $59,395 of cash at October 31, 2010.  Cash used by operations for fiscal 2010 was $1,735,208. The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with becoming a public company and daily operations of the business, including rent and travel and laboratory costs.  Costs associated with developing and filing our Intellectual Property used an additional $127,316 of cash.

In fiscal 2010, we raised $180,000 of cash from the issuance of our capital stock to fund operations.  We received $1,475,000 from the issuance of convertible debentures.

We had $139,663 of cash at October 31, 2009.  Cash used by operations for fiscal 2009 was $ 1,627,610  The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with becoming a public company and daily operations of the business, including rent and travel and laboratory costs.  Costs associated with developing and filing our Intellectual Property used an additional $ 8,467 of cash.

In fiscal 2009, we raised $1,689,802 of cash from the issuance of our capital stock to fund operations.  We received $600,000 from conversion of 90-day debentures issued in connection with the Share Exchange in the first quarter, $450,000 from a private placement in the fourth quarter, and approximately $695,000 from investments made by private investors throughout the fiscal year.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. While we have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs, we do not expect that our funds will be sufficient to meet our anticipated needs through August 1, 2011 and we will need to raise additional capital during fiscal 2011 to fund the full costs associated with our growth and development. The Company believes that we will be able to generate sales by the third quarter of 2011 and that we will require approximately $2,500,000 in additional capital in order to achieve our goals. Subsequent to the end of October 31, 2010, we have raised approximately $325,000 in a combination of issuing debt and selling equity. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of long-lived assets - Long-lived assets, such as property and equipment and definite-life intangible assets (i.e. Intellectual Property) are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB ASC 360-10-35-17 thru 35-35 “Measurement of an Impairment Loss”.  We assess the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets.  If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded.  Management estimates future cash flows using assumptions about expected future operating performance.  Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations.  Our Intellectual Property was tested for impairment as of October 31, 2010.  Forecasted undiscounted future cash flows exceeded the carrying amount of the assets indicating that the assets were not impaired.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bioneutral Group, Inc.

We have audited the accompanying consolidated balance sheet of Bioneutral Group, Inc. as of October 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioneutral Group, Inc. as of October 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company had a working capital deficiency of approximately $1.8 million for the year ended October 31, 2010 and accumulated deficit of approximately $50 million as of October 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum, LLP

New York, NY
February15, 2011

Bartolomei Pucciarelli, LLC
2564 Brunswick Pike
Lawrenceville, NJ 08648

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of BioNeutral Group, Inc.

We have audited the accompanying consolidated balance sheets of BioNeutral Group, Inc. as of October 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2009. BioNeutral Group, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

During the first quarter of 2009, the Company entered into Consulting Agreements whereby shares of restricted common stock were issued for future services. The details of these agreements are disclosed in Notes 11 and 12. The 2009 statement of operations contains a significant charge off related to these agreements as disclosed in Note 12.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioNeutral Group, Inc. as of October 31, 2009, and the results of its operations and its cash flows for the year ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bartolomei Pucciarelli, LLC
Bartolomei Pucciarelli, LLC

Lawrenceville, NJ
March 17, 2010

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2010	October 31, 2009

ASSETS

Current Assets
Cash	$59,395	$139,663
Accounts Receivable		2,825
Inventory		2,925
Prepaid Expenses	5,236	192,007
Prepaid Expenses-Related Parties	172,102	438,668

Total Current Assets	236,733	776,088

Property & Equipment - Net	993	1,206
Intellectual Property net of accumulated amortization
of $3,883,126 and $3,186,025 as of October 31, 2010
and October 31, 2009, respectively.	11,254,154	11,739,033
Other Assets	2,500	2,500

TOTAL ASSETS	$11,494,380	$12,518,827

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,725,002	$1,044,530
Accrued Compensation	244,841	124,991
Related Party Payables	70,517	31,412
Current Liabilities	2,040,360	1,200,933

Long Term Liabilities
Convertible Loans From Unrelated Party	50,000
Convertible Loans From Director	575,402	-
Convertible Loans From Stockholder	920,244	-
Total long Term Liabilities	1,545,646	-

TOTAL LIABILITIES	3,586,006	1,200,933

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders' Equity
Preferred Stock, $.001 par value; 5,000,000 shares authorized,
with 800,000 designated as follows	0	0
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 83,762 and 279,991 issued and outstanding
at October 31, 2010 and October 31, 2009 respectively.
Preference Liquation Value $1,509,810 at October 31, 2010 and
$5,046,838 at October 31, 2009 included in Noncontrolling interest	84	280
Common Stock, $.00001 Par Value; 200,000,000 shares authorized,
74,643,115 shares and 60,849,200 shares issued and
outstanding at October 31, 2010 and October 31, 2009 respectively.	746	608
Additional Paid-in Capital	57,099,519	56,675,657
Accumulated Deficit	(49,762,192)	(46,260,596)
Total Bioneutral Group, Inc. Stockholders' Equity	7,338,157	10,415,949

Noncontrolling Interest	570,217	901,945

Total Equity	7,908,374	11,317,894

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$11,494,380	$12,518,827

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Twelve Months Ended October 31,	Twelve Months Ended October 31,
	2010	2009

Revenues	$15,500	$2,825

Cost of Revenues	12,299	5,879

Gross Profit (Loss)	3,201	(3,054)

Operating Expenses
Depreciation and Amortization	696,750	627,301
Other Selling, General and Administrative Expenses	3,052,852	6,918,335
Charge off of prepaid distribution agreements		8,050,091
Total Operating Expenses	3,749,602	15,595,727

Loss from Operations	(3,746,401)	(15,598,781)

Interest Income		3,936

Interest Expense	(86,923)	(3,318)

Net Loss Before Income Taxes	(3,833,324)	(15,598,163)

Provision for Income Taxes	-	-

Net Loss	(3,833,324)	(15,598,163)

Loss Attributable to Non-controlling Interest	331,728	2,146,831

Net Loss Attributable to BioNeutral Group, Inc.	$(3,501,596)	$(13,451,332)

Net Loss Per Common Share - Basic and Diluted	$(0.06)	$(0.27)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	62,813,098	49,980,206

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended October 31,

	2010	2009

CASH USED IN OPERATING ACTIVITIES
Net Loss	$(3,833,324)	$(15,598,163)
Adjustments to Reconcile Net Loss To Net Cash Used in
Operating Activities

Charge Off of Prepaid Distribution Agreements Paid in Shares		8,050,091
Stock Based Compensation	168,966	4,995,560
Depreciation and Amortization	696,751	627,301
Forgiveness of Debt	-	(2,251)
Issuance of Stock related professional services	244,000	-
Interest added to exchangeable assets	70,646	-
Deferral if interest on exchangeable Promissory notes	15,592
Changes in Operating Assets and Liabilities
Accounts receivable	2,825	(2,825)
Inventory	2,925	(2,925)
Prepaid Expenses	284,371	(169,608)
Other Assets		(1,250)
Accounts Payable and Accrued Expenses	588,467	482,307
Increase in Related Party Payables- Director	23,513	(5,847)

NET CASH USED IN OPERATING ACTIVITIES	(1,735,268)	(1,627,610)

CASH USED IN INVESTING ACTIVITIES
Expenditures for Intellectual Property		(8,467)

NET CASH USED IN INVESTING ACTIVITIES		(8,467)

CASH PROVIDED BY FINANCING ACTIVITIES
Net Proceeds From Issuance of Stock	180,000	1,689,802
Proceeds from Exchangeable Promissory Notes	1,475,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,655,000	1,689,802

NET (DECREASE) INCREASE IN CASH	(80,268)	53,725

CASH, BEGINNING OF PERIOD	139,663	85,938

CASH, END OF PERIOD	$59,395	$139,663

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid For Interest	$-	$3,517

Cash Paid For Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash Intellectual Property Cost Additions	$211,854	$205,232

Cancellation of Debt Upon Agreement to Issue Shares of Common Stock	$13,500	$30,000

Issuance of Common Stock to cancel promissory Note - director	-	$20,000

Issuance of Common Stock in Lieu of Expense reimbursement and
Cash compensation		$10,000

Issuance of Common Stock in Exchange for Intellectual Property	-	$4,730,250

Issuance of Common Stock for Prepaid Consulting Contracts		$11,300,000

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
					Additional		Bioneutral Group Inc		Total
	Shares	Par	Shares	Par	Paid-in	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Issued	0.001	Issued	0.00001	Capital	Deficit	Equity	Interest	Equity

Balance, October 31, 2008	279,991	$280	22,841,415	$228	$44,860,743	$(37,920,871)	$6,940,380	$-	$6,940,380

Issuance of Shares for Cash	-	-	3,909,538	39	1,689,763		1,689,802		1,689,802

Stock Issuance on Conversion of debt			125,000	1	49,999		50,000		50,000

Stock Based Compensation-Employees and Board			1,958,675	20	1,211,577		1,211,597		1,211,597

Stock Based Compensation-Consulting Services			12,782,500	128	12,305,880		12,306,008		12,306,008

Acquisition of Intellectual Property			5,800,000	58	4,730,192		4,730,250		4,730,250

Shares issued to record reverse merger			19,065,000	190	(12,170)		(11,980)		(11,980)

Adjustment for Noncontrolling Interest			(6,040,928)	(60)	(8,591,245)	5,421,935	(3,169,370)	3,169,370	-

Conversions to controlling interest			303,000	3	430,919	(310,328)	120,594	(120,594)	-

Share issuances paid in prior period			105,000	1	(1)		-		-

Net Loss						(13,451,332)	(13,451,332)	(2,146,831)	(15,598,163)

Balance, October 31, 2009	279,991	280	60,849,200	$608	$56,675,657	$(46,260,596)	$10,415,949	$901,945	$11,317,894

Issuance of Shares for Cash	-	-	735,715	7	179,993		180,000		180,000

Issuance of Shares for professional services			593,510	6	230,494		230,500		230,500

Shares issued to satisfy bad debt			90,000	1	13,499		13,500		13,500

Shares issued in prior period			1,450,000	14	(14)		-		-

Adjustment to reconcile to Transfer Agent records			4,755,536	48	(48)		-		-

Conversions to controlling interest			1,572,044	16	(16)		-	-	-

Preferred Conversion at 10-1	(196,238)	(196)	1,962,380	20	(20)		-		-

Disputed Shares			2,634,730	26	(26)

Net Loss						(3,501,596)	(3,501,596)	(331,728)	(3,833,324)

Balance, October 31, 2010	83,753	$84	74,643,115	$746	$57,099,519	$(49,762,192)	$7,338,353	$570,217	$7,908,570

See Notes to Condensed Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Nature of Business & Organization

BioNeutral Group, Inc (the “Company”) is a specialty chemical company seeking to develop and commercialize a novel combinational chemistry-based technology which it believes in certain circumstances may neutralize harmful environmental contaminants, toxins and dangerous micro-organisms, including bacteria, viruses and spores.  The Company’s  business operations are conducted through BioNeutral Laboratories Corporation USA, a corporation organized in Delaware in 2003 (“BioLabs”).

In January 2009, the Company conducted reorganization and recapitalization through a transaction accounted for as a reverse acquisition with a public shell corporation. See Note 4 to these financial statements for a full discussion of the transaction and its effect on the presentation of the financial statements. On January 30, 2009, the Company (formerly called Moonshine Creations Inc. (“Moonshine”)) entered into a share exchange agreement (the “Share Exchange Agreement”) with BioLabs pursuant to which the Company agreed to issue to the shareholders of BioLabs 44,861,023 shares of its common stock (the “Share Exchange”).

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

For purposes of preparation of these consolidated financial statements, the Company does not treat as outstanding any shares of common stock issued pursuant to the Share Exchange and for which the Company does not have a record of receiving a Share Exchange Consent.  The Company made this determination despite the fact that certificates representing certain of such shares of its common stock may have been delivered to the applicable shareholder.  There can be no assurance that any person in possession of such shares of common stock but who did not deliver the applicable Share Exchange Consent will not claim ownership of such shares.

Approximately 86% of BioLabs common shareholders initially exchanged their BioLabs shares of common stock for shares of common stock of the Company (including 65% of the Series A Preferred Stock of BioLabs on an as-converted basis). The Company issued approximately 42,646,100 million shares to acquire all of the exchanged shares of Bio Labs. As a result of the Share Exchange, BioLabs held an approximately 66% controlling interest in the combined entity, after giving effect to the Share Exchange.

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

As referenced above, approximately 14% of BioLabs shareholders did not participate in the exchange of their shares of common stock of BioLabs for shares of common stock of Moonshine. Those shareholders are recognized as a Non-Controlling interest in the Company’s consolidated financial statements in accordance with FASB ACS 805-40-25-2. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares represent ownership of only that legal entity.

In connection with the reverse acquisition and recapitalization, all share and per share amounts of BioLabs were retroactively adjusted to reflect the legal capital structure of Moonshine pursuant to FASB ASC 805-40-45-1.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements include the accounts of the company and its majority-owned subsidiary. All significant intercompany transactions and balances were eliminated.

Non-Controlling Interest

A Non-Controlling Interest (“non-controlling interest”) was created as a result of the Company’s reorganization and recapitalization with a public shell corporation. The non-controlling interest arose because the Company’s records indicated that initially 14% of the shareholder’s of the accounting acquirer in the transaction, BioLabs, did not participate in the exchange of their shares of common stock of BioLabs for shares of common stock of the Company. In all material respects, the shares of the Company and the shares of the common stock of BioLabs included in the non-controlling interest represent different legal instruments conveying mirror ownership claims to the same underlying net assets and operations, as reflected in these consolidated financial statements.

Reclassifications

Certain reclassifications have been made to conform the prior period data to current year presentation these reclassifications had no effect on reported net loss.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments having a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at either October 31, 2010 or 2009.

Long-Lived Assets

Long-lived assets, such as and equipment and definite-life intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB ASC 360-10-35-17 thru 35-35 “Measurement of an Impairment Loss.” The Company assesses the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets. If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to the Company’s business operations.

Intangible Assets

Definite-lived intangible assets, such as acquired intellectual property is being amortized over the estimated useful live of 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Intellectual Property is generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

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

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles generally accepted in America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, and deferred taxes and related valuation allowances. Certain of our estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Research and Development

In accordance with ASC Topic 730 research and development costs are expensed as incurred.  Research and development expenses consist of purchased technology (including but not limited to intellectual property), purchased research and development rights and outside services for research and development activities associated with product development.  During the years ended October 31, 2010 and 2009 the Company expensed approximately $225,000 and $230,000 of such costs, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The tax years ending October 31, 2007, 2008 and 2009 are still open for review by the various tax jurisdictions. The state jurisdiction the Company files in is New Jersey. The Company has no material uncertain tax positions for any of the reporting periods presented.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our long term credit obligations approximate fair value because the effective yields on these obligations, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of its common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the Company calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers, many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Convertible Instruments

 The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities.”

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the year ended October 31, 2010 and the year ended October 31, 2009. Therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of October 31, 2010 and 2009.

	10/31/2010	10/31/2009

Convertible Series A Preferred Stock	837,620	2,799,910
	837,620	2,799,910

In connection with the reverse acquisition disclosed in Note 4, net income (loss) per share was calculated in accordance FASB ASC 805-40-45-4 and 45-5.

Segment Information

Accounting Standards Codification subtopic 280-10, Segment Reporting (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The information disclosed therein materially represents all of the financial information related the Company’s principal operating segments.

The Company with its limited resources is currently operating in one segment and reporting unit.  As it matures it will look to organize the Company into various reporting units as it starts to develop and ascertain its markets and avenues of distribution and product offerings.  Therefore, it anticipates in the future it may be operating in multiple reporting units.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement was effective for the Company beginning with the quarter ended July 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No.51. This statement establishes reporting standards for non-controlling interests in subsidiaries. This statement changes the presentation of non-controlling interests in subsidiaries in the financial statements for the Company beginning November 1, 2009.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for annual periods beginning on or after October 1, 2010.  The Company does not believe the impact of the adoption of this guidance will have a material effect on its financial statements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) (formerly EITF 08-1, Revenue Arrangements with Multiple Deliverables) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective for the Company beginning October 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-13 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s consolidated financial position and results of operations.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amended certain recognition and disclosure requirements related to subsequent events. The accounting standard requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this standard had no effect on the Company’s condensed consolidated financial position or results of operations.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

At October 31, 2010, the Company had negative working capital of $(1,803,627). For the year ended October 31, 2010 the Company incurred an operating loss of $(3,746,401) and since inception has accumulated a deficit of $(49,762,192).

We had $59,395 of cash at October 31, 2010.  Cash used by operations for fiscal 2010 was $1,735,268. The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with becoming a public company and daily operations of the business, including rent and travel and laboratory costs.  Costs associated with developing and filing our Intellectual Property used an additional $127,316 of cash.

In fiscal 2010, we raised $180,000 of cash from the issuance of our capital stock to fund operations.  We received $1,475,000 from the issuance of convertible debentures.

We had $139,663 of cash at October 31, 2009.  Cash used by operations for fiscal 2009 was $ 1,621,610  The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with becoming a public company and daily operations of the business, including rent and travel and laboratory costs.  Costs associated with developing and filing our Intellectual Property used an additional $ 8,467 of cash.

In fiscal 2009, we raised $1,689,802 of cash from the issuance of our capital stock to fund operations.  We received $600,000 from conversion of 90-day debentures issued in connection with the Share Exchange in the first quarter, $450,000 from a private placement in the fourth quarter, and approximately $695,000 from investments made by private investors throughout the fiscal year.

Note 4 - Prepaid Expenses

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

Amounts are expensed on a straight line basis (and the prepaid asset reduced) over the periods the services are provided. The prepaid expense balance includes $172,101 and $ 122,299 at October 31, 2010 and October 31, 2009 respectively for share based payments to non-employees for services and $169,772 and $169,608 at October 31, 2010 and October 31, 2009 respectively for prepaid expenses paid in cash, of which $99,900 of prepaid expenses paid in cash to a related party is reported as Prepaid Expenses - Related Parties.  Prepaid Expenses –Related Parties also includes $327,899 in share based payments to a company controlled by a director for consulting services to be provided by the company controlled by said director. The share based payment is being amortized over a three year period, starting in January 2009. For the years ended October 31, 2009, the Company recognized expense of $169,772, respectively related to this share based payments which is recorded on “Other Selling, General and Administrative Expenses.”  See Note 9 for a complete discussion of the share valuation and accounting for share based payments to non-employees in exchange for services and a detailed listing of the transaction amounts.

Note 5 - Property & Equipment

Property and equipment consisted of the following:

	October 31, 2010	October 31, 2009

Computer Hardware	$4,233	$4,233
Furniture and Fixtures	1,494	1,494
Less: Accumulated depreciation & amortization	(4,734)	(4,521)
	$993	$1,206
Depreciation Expense	$213	$251

Note 6 – Intellectual Property

The Company has several patent applications pending regarding proprietary chemical formulations that the Company believes are capable of neutralizing noxious chemicals and eliminating harmful microbes. The Company capitalized the costs of acquired technology, know-how and trade secrets and identifiable costs incurred to develop, file and defend the Company’s Intellectual Property and new patent or provisional patent applications (collectively “Intellectual Property”) in accordance with FASB ASC 350. Periodic gross carrying amounts and related accumulated amortization were as follows:

	October 31, 2010	October 31, 2009
Gross Carrying Amount	$15,009,057	$14,925,058
Accumulated Amortization	$(3,882,023)	$(3,186,025)

Net Carrying Amount	$11,127,034	$11,739,033

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the year ended October 31, 2010 and the year ended October 31, 2009 was $695,998 and $627,049 respectively.

Estimated amortization expense is as follows

10/31/2011	670.067
10/31/2012	670.067
10/31/2013	670.067
10/31/2014	670.067
10/31/2015	670.067

The Intellectual Property is evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 thru 35-35. An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value. During its annual impairment testing, the Company did not identify an impairment loss in either fiscal year ending October 31, 2010 or 2009.

Note 7 - Related Party Payables

During the year ended October 31, 2010 and the year ended October 31, 2009, the Company recorded interest of $630 and $3,318, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

On January 29, 2009, the Company issued 20,000 shares of the Company’s common stock to a former member of the Company’s Board of Directors to cancel outstanding loans of $20,000 owed to him.  In connection with the stock issuance, the individual also agreed to forgive interest on the loan of $2,251, which is included in “Other Income and Expenses” in the Consolidated Statement of Operations.

On January 29, 2009, the Company repaid loans of $33,517 owed to three former members of the Board of Directors who resigned their positions with the Company on January 29, 2009. The balance of the amounts payable to former members of the Board of Directors at October 31, 2010 including accrued interest was $29,739 and $ 29,109 at October 31, 2009.

The Company and its director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Under this agreement, we are obligated to pay Mr. Pamani $10,000 per month.  During the year ended October 31, 2009 and the year ended October 31, 2010, the Company paid or credited $120,000 and $29,900, respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in a Related Party Payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the Related Party Payable.   At October 31, 2009 and October 31, 2010, the balance owed to the director was $2,303 and $0, respectively.

On September 6, 2008, the Company entered into an agreement with Jina Partners (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company is obligated to pay Jina $10,000 per month.  The term of this agreement is two years. For the year ended October 31, 2009 and year ended October 31, 2010, we paid $219,000 and $60,000, respectively, to Jina, of which $99,000 and $0, respectively, was treated as prepaid expense, with the Prepaid Expense included in the Prepaid Expenses-Related Parties on the Consolidated Balance Sheet.  See Note 13-Related Party Transactions.

Note 8 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares issued during fiscal years 2010 and 2009 were fully vested upon grant of the shares or no later than the respective year end dates.

Employees and Board Members

Measurement of compensation cost related to shares of common stock issued to employees is based on the grant date fair value of the shares. Fair value was determined through the use of quoted prices in the trading market for the Company’s shares (OTCBB) or arms-length exchanges of shares for cash in private transactions, in periods that quoted market prices were not available.

During the fiscal year ended October 31, 2010 and the fiscal year ended October 31, 2009, 0 and 1,958,675 shares of common stock were issued to employees and Board members, respectively as compensation for services and were vested at the end of the related period. The per share weighted average grant date fair value for these same periods were $0 and $.96, respectively.

The total value of common stock issued to employees and vested during the fiscal years ended October 31, 2010 and 2009 were $0 and $1,648,045, respectively. These amounts are also reported on the consolidated statement of operation as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods. There was no related tax benefits recognized.

Non-Employees

Measurement of compensation cost related to common stock issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. Each transaction is reviewed to determine the more reliably measurable basis for the valuation, pursuant to FASB ASC 505-50-30-6.

When the value of the common stock issued is determined to be the more reliably measurable basis, the measurement date would be when the services are completed, unless the shares are determined to be non-forfeitable at the issue date, pursuant to FASB ASC 505-50-25-7. In these instances, the measurement date is the agreement date.

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

A prepaid asset is established when shares are issued prior to the related services being received, in accordance with FASB ASC 505-50-25-4 and 25-6. Such instances occur when services are provided beyond balance sheet dates. The Company considered reporting the un-expensed value as a contra account to equity for deferred compensation. Specific guidance under GAAP prohibited such treatment, since the shares are issued as of the agreement date and are non-forfeitable in the event of non-performance by the provider of the services (FASB ASC 505-50-25-41 and 25-7). The equity issued is permanent and unrecoverable. Therefore, GAAP guidance directs the establishment of the prepaid account based on the value of the shares issued. As October 31, 2010 and 2009 the potential impairment of such deferral is not material to the Company’s Consolidated Financial Statements.

During the fiscal years ended October 31, 2010 and October 31, 2009, 0 and 12,782,500 shares of common stock were granted to non-employees as compensation for services and were vested at the end of the related period. The per share weighted average grant date fair value for the year ended October 31, 2009 was $0.96.

The total value of common stock issued to non-employees and vested during the fiscal years ended October 31, 2010 and October 31, 2009 were $ 0 and $12,306,600, respectively. These amounts are also reported on the income statement as compensation expense (included in Other Selling, General and Administrative Expenses) for the related periods and for the Charge-off of the prepaid distribution agreements in 2009 (See Note 14). There was no related tax benefits recognized (see Note 11 Taxes).

Note 9 - Stockholder’s Equity (and Non-Controlling Interest)

As a result of the reverse acquisition disclosed in Note 1, the financial statements of BioLabs were carried forward as the Company’s reported historical financial statements for all periods presented, in accordance with FASB ASC 805-40-45-1. In addition, all share and per share amounts of BioLabs were retroactively adjusted to reflect the legal capital structure of the Company.

Preferred Stock

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common stock of BioLabs at a rate of 10 shares of common stock for each share of preferred stock.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs Certificate of Incorporation authorizes the Board of Directors (the “Board”) to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of October 31, 2010 and October 31, 2009, 83,762 and 279,991 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

Through the date of this report, the rights and preferences of the outstanding preferred stock are identified below:

Convertible Series A Preferred Stock:

1.	800,000 Authorized shares.
2.
Holders of shares of Series A Preferred Stock have the right to vote and shall be entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series A Preferred could be converted.

3.
Each share of Convertible Series A Preferred Stock is convertible into 10 shares of common stock of BioNeutral Laboratories Corp, which can be exchanged on a 1 for 1 basis with BioNeutral Group, Inc.’s common stock.

4.	Liquidation preference equal to 250% of the stated value of $7.21 of the shares.
5.	No dividends are issuable to any shareholders who rank junior to the preferred shares.
6.
Upon an initial public offering or if a significant trading market develops and other parameters occur in relation to the Company's common stock, each preferred share shall be mandatorily converted into 10 shares of common stock.

7.	Par value of $0.001.

Non-Controlling Interest

In connection with the reverse acquisition disclosed in Note 1, initially approximately 14%   of BioLabs common shareholders did not participate in the exchange of their shares of BioLabs common stock for shares of common stock of the Company. Those shareholders are recognized as a non-controlling interest in the Company’s consolidated financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of BioLabs and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares included in the non-controlling interest held by the non-controlling interest represent ownership of that legal entity.

Non-Controlling Interest on October 31, 2008	$0
Reverse Acquisition Dissenting Shares	$3,169,370
Conversion to BioNeutral Group Shares During FY 2009	$(120,594)
Non-Controlling interest Share of Net Loss of FY 2009	$(2,146,831)
Non-Controlling Interest at October 31,2009	$901,945

Non-Controlling interest Share of Net Loss	$(331,728)
Non-Controlling Interest at October 31, 2010	$570,217

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 83,762 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 11.84%. as of October 31, 2010 and if  279,991 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 19.65% as of October 31, 2009.

Note 10 - Taxes

The Company has had operating losses since inception and there is no provision for corporate income taxes for federal purposes. Therefore, there are no deferred tax amounts as of October 31, 2010 and 2009, respectively.

The Company is incorporated in Nevada but does not conduct business in Nevada.

The Company has not filed federal tax returns for the fiscal years ended December 31, 2007, the ten months ended October 31, 2008 and the fiscal year ended October 31, 2009. Those returns, which are not expected to report any tax due are currently being prepared. The Company has its primary operations in the State of New Jersey and is required to file New Jersey corporate income tax returns. The Company has not filed New Jersey State tax returns. The Company is in the process of bringing its filings of New Jersey State Tax Returns up to date. Since the Company has incurred operating and tax losses for each of the years for which returns have not been filed, it anticipates that only minimal taxes will be due, including any interest and penalties that might be assessed.

The Company is not in discussions with any tax authorities whereby any settlements over past due taxes are in progress.

The components of current income tax expense for the periods ended October 31, 2010 and 2009 consisted of the following:

	Years Ended
	October 31, 2010	October 31, 2009
Federal:
Current	-	-
Deferred	$3,715,872	$14,634,197
State and Local:
Current	-	-
Deferred	244,768	963,967
Change in valuation allowance	(3,960,640)	(15,598,164)
Income tax provision (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the statement of operations:

	Years Ended
	October 31, 2010	October 31, 2009
U.S. federal statutory rate	-34%	-34%
State income tax, net of federal benefit	-6.18%	-6.18%
Increase in valuation allowance	40.18%	40.18%
Other permanent items	-	-
Income Tax provision (benefit)	0%	0%

As of October 31, 2010 and 2009, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:
	Years Ended
	October 31, 2010	October 31, 2009
Deferred Tax Assets
Net operating Losses	$3,960,640	$15,598,964
Valuation allowance	(3,960,640)	(15,598,964)
Deferred tax assets, net of valuation allowance	$-	$-

For the year ended October 31, 2010, the Company had approximately $32,473,000 of federal and state net operating loss carryovers (“NOLs”) which begins to expire in 2029. The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company files U.S. federal and states of New Jersey and Delaware tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2008.

The Company believes that the cumulative issuances of its common stock likely resulted in an “ownership change” for tax purposes. This determination would have no effect on the Company’s reported historic results. However, under this treatment, the Company’s ability to utilize its net operating loss carry-forwards in future years, in the event the Company has net income for federal and state income tax purposes, which is not assured, may be very limited and there can be no assurance the Company would be able to fully utilize this tax benefit in full over the periods it is allowed. The Company intends to conduct further analysis to confirm this treatment.

Note 11 - Related Party Transactions

Related Party Events for Fiscal Year Ended October 31, 2010

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

On November 13, 2009, the Company issued an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 and (ii) a second unsecured promissory note to Capara on January 4, 2010 in the amount of $250,000 and (iii) a third unsecured promissory note to Capara on September 2, 2010 in the amount of $25,000 and (iv) a fourth unsecured promissory note to Capara on October 13, 2010 in the amount of $25,000.The sole member of Capara, Raj Pamani, is a member of our Board and a shareholder of the Company.

The Francis Notes and the Capara Notes are sometimes referred to herein as the “Shareholder Notes.”  The Shareholder Notes resulted in gross proceeds to the Company of $1,425,000.

Each of the Shareholders Notes bears an 8% annual interest rate,  is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in each of the Shareholder Notes), will automatically be exchanged for, solely at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Shareholder Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of each Shareholder Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Shareholder Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Shareholder Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Shareholder Note or by the holder of any other 8% Exchangeable Promissory Note) in the Qualified Financing. The secured promissory note in the principal amount of $100,000 issued by the Company to Mr. Francis on April 30, 2010, is secured by the Company’s Intellectual Property (as defined in such promissory note).

Accrued and unpaid interest is added to the unpaid principal amount of the Shareholder Notes every three months. Interest expense on the Shareholder Notes for the year ended October 31, 2010 and 2009 was $87,097 and $0, respectively. As of October 31, 2010, $70,646 of accrued interest was added to the principal amount of the Shareholder Notes.

Related Party Events for Fiscal Year Ended October 31, 2009

During the twelve months ended October 31, 2009 the Company recorded interest of $3,318 on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

On January 29, 2009, the Company issued 20,000 shares of the Company’s common stock to a former member of the Company’s Board of Directors to cancel outstanding loans of $20,000 owed to him.  In connection with the stock issuance, the individual also agreed to forgive interest on the loan of $2,251, which is included in “Other Income and Expenses” in the Consolidated Statement of Operations.

On January 29, 2009, the Company repaid loans of $33,517 owed to three former members of the Board of Directors who resigned their positions with the Company on January 29, 2009. The balance of the amounts payable to former members of the Board of Directors at October 31, 2009 was $29,109.

The Company and its director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Under this agreement, we are obligated to pay Mr. Pamani $10,000 per month.  During the fiscal 2009, the Company paid or credited $120,000, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded in Related Party Payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment the Related Party Payable.   At October 31, 2009, the balance owed to the director was $2,303.

On September 6, 2008, the Company entered into an agreement with Jina Partners (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company is obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For fiscal 2009, we paid $219,000 to Jina, of which $99,900 was treated as prepaid expense.

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

The Company has made payments on three automobile leases entered into on behalf of the Company by its Chief Scientist and Secretary of the Company since June 10, 2008.  One of these automobiles is driven by the Chief Scientist and one of the automobiles has been driven by a director since October 2008 and one automobile is stored at the residence of the same director. Payments during fiscal 2009 and totaled $31,597.

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

In January 2009, the Company issued 82,585 shares valued at $82,585 to its former Chief Financial Officer in payment for services performed and for $10,000 in expenses incurred by the former Chief Financial Officer. In June 2009 the Company issued 450,000 shares valued at $295,200 to its former Chief Financial Officer for past services and future services to be performed and is included in “Other Selling, General and Administrative Expenses” for the year ended October 31, 2009.

In January 2009, the Company issued 260,000 shares to its Chief Scientist that had been granted prior to November 1, 2008 to compensate him for past wages that had not been paid to him.

Also in January 2009 the Company issued 416,090 shares to members of its board of directors, of which 332,872 shares with a value of $332,872 had been granted prior to November 1, 2009 and 83,218 shares with a value of $83,218 were granted in January 2009.

The Company is party to consulting agreements with five entities, as referenced and described in Note 12. The Company issued 11,300,000 shares of its common stock as partial consideration for the services to be provided under the agreements, which constitutes approximately 18% of its outstanding shares of common stock at October 31, 2009.

The counterparties to the agreements are incorporated and domiciled outside of US jurisdiction. The Company’s management and its Board of Directors have represented that they have no related party affiliation with any of the counterparty entities. While there is no direct evidence to suggest a related party relationship exists between any former or current member of the Company’s Board or its management, we are unable to definitively conclude upon such a representation, or whether the counterparties are legally formed entities under the laws of their respective jurisdictions. The advisor that was the Company’s liaison with these entities is no longer available to the Company and we are no longer able to contact any of the Non-EU territory entities.

Note 12 - Consulting Agreements Charge Off

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

Each of the Consulting Agreements has a term that expires three years from the date of such agreement, subject to extension in certain instances. The Company issued a total of 11,300,000 shares of restricted common stock as partial consideration for the service obligations contained in the agreements. The cost of the services was not stipulated in the agreements, which resulted in the value of the Consulting Agreements being based on the common stock issued, pursuant to FASB 505-50-30-6.

The total non-cash value of the shares ($11,300,000) was based on the price per share of $1.00, which represented the cash price paid for shares in arms-length transactions with third parties at the time of the agreements and the periods immediately after the agreements. The effects of dilution from the issuance of the large blocks of shares could not be reliably measured in the valuation of the shares, beyond using observable market prices from the daily trading activity in the Company’s shares, as quoted in its listing on the Over-The-Counter Bulletin Board (OTCBB), subsequent to the share issuances, pursuant to FASB ASC 820-10-35.

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

Note 13 – Commitments & Contingencies

Operating Leases

On August 31, 2010, the Company renewed its annual lease agreement for its office space in Newark, New Jersey. The following table summarizes the Company’s future minimum lease payments under operating lease agreements for the one year subsequent to October 31, 2010:

Twelve Months Ended:
October 31, 2011	$34,008

Rent expense for fiscal years ended October 31, 2010 and 2009 aggregates $12,307 and $20,832, respectively.

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

Other Contingencies

Approximately 6 million shares issued in the Share Exchange (see Note 4) were issued by the then transfer agent to stockholders of BioLabs for whom the Company does not have records as having consented to the Share Exchange. The Company currently holds approximately 96% of the outstanding interests in its subsidiary, BioLabs. The Company did not receive consents to the Share Exchange from all common and preferred shareholders of BioLabs, and the Company has accounted for those shareholders who did not sign consents as holders of the remaining 4% outstanding interests in BioLabs. As described in “Item 1 Business—Company Overview” in this Annual Report on Form 10-K, the Share Exchange Consents did not specify the number of shares of BioLabs common stock to be exchanged by the Consenting Shareholder and did not affirmatively make the representation and warranties to be made by our stockholders as set forth in the Share Exchange. In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Shareholder Consent, the Company had a basis for a valid private placement of its common stock issued in the Share Exchange, which if such were the case, may negatively affect our status as a publicly traded company.

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

Company's former chief financial officer

The Company's former chief financial officer, James Crane, has asserted that he is entitled to up to 147,210 shares of common stock pursuant to the terms of that certain Consulting Agreement, dated May 20, 2009, between the Company and James Crane (the "Consulting Agreement").  The Company asserts that Mr. Crane is not entitled to any additional shares of common stock pursuant to the Consulting Agreement or any other arrangement.  If the Company is not successful in its assertion, the Company may be required to issue the shares to Mr. Crane. The corresponding charge has not been accrued for in the financial statements.

Note 14 - Subsequent Events:

On December 6, 2010, the Company issued (i) an unsecured promissory note to Herbert Kozlov, a shareholder of the Company containing the same terms and conditions as the Francis Notes, in the amount of $50,000. The Company issued another unsecured promissory note to Mr. Francis on December 10, 2010, containing the same terms and conditions as the Francis Notes, which issuance resulted in gross proceeds to the Company of $75,000. The Company issued another unsecured promissory note to Riverfalls Financial Services LLC on December 15, 2010, containing the same terms and conditions as the Francis Notes, which issuance resulted in gross proceeds to the Company of $100,000.

On November 13, 2010, the Company issued 100,000 shares of the Company’s common stock for gross proceeds of $25,000 to an investor. The Company also issued 125,000 shares of the Company’s common stock on December 13, 2010 for gross proceeds of $25,000 to an investor.The Company also issued 333,333 shares of the Company’s common stock on December 30, 2010 for gross proceeds of $50,000 to an investor.

On December 21, 2010, the Company paid $12,850 in Delaware Franchise taxes of behalf of its subsidiary BioNeutral Laboratories.

On January 14, 2011, Suresh Relwani resigned as a member of the Board.  Following the resignation of Mr. Relwani from the Board, the remaining directors of the Company, pursuant to their authority under the Company's By-laws, appointed Wayne Stratton to fill the vacancy on the Board created by Mr. Relwani's resignation. Mr. Stratton's appointment to the Board became effective immediately. As a non-management member of the Board, in remuneration for his services, Mr. Stratton will receive an annual grant of 85,000 restricted shares of the Company's common stock. Further, Mr. Stratton entered into the Company's form of Director Indemnification Agreement, pursuant to which the Company agreed to indemnify Mr. Stratton from certain expenses, including reasonable attorney's fees, incurred by Mr. Stratton as a result of serving on the Board (and/or a committee of the Board), subject to certain exclusions for certain delineated matters.

On February 3, 2011the Company formed an affiliation with the Kentucky Hospital Association (KHA) positioning itself for a potential national healthcare product launch within the coming months.  It has also formed a new wholly owned subsidiary company, BioNeutral Services Inc. (“BNS”), and placed it under the direction of Mr. Frank Battafarano as its new CEO. Mr. Battafarano has more than thirty years experience as a senior level executive in the healthcare sector.

On January 4, 2011 the company announced  that it has received a commitment of support from the Commissioner of Kentucky's Department for Business Development (the Department). The Department's mandate includes exploring innovative ways to stimulate Kentucky's economy by supporting existing businesses and attracting new enterprises to Kentucky at the lowest overall cost of doing business.

On December 19, 2010 the company entered discussions with the Kentucky Hospital Association (“KHA”) through its subsidiary Kentucky Hospital Services Corporation LLC (“KHSC”) to introduce BioNetural’s Ogiene™ and Ygiene™ products into its member hospital association. The KHA, established in 1929, represents hospitals, related health care organizations, and integrated health care systems and is dedicated to sustaining and improving the health status of the citizens of Kentucky. The KHSC aims to provide its member hospitals with the cleanest health care facilities possible.

Effective November 30, 2010, the Company appointed Dr. Andy Kielbania, BioNeutral Group's Chief Scientist, as a member of its Board of Directors. Dr. Kielbania will serve on the audit committee. Subsequent events have been evaluated through the date the financial statements were issued. All appropriate subsequent event disclosure, if any, have been made in notes to consolidated financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of October 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer reached a similar conclusion based on their evaluation of our disclosure controls and procedures as of October 31, 2009. Although our principal executive officer and principal financial officer believe that progress has been made with respect to our disclosure controls and procedures during the past year, the following areas have been identified as requiring further improvement:

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

In order to help improve our disclosure controls and procedures, the Company has engaged a chief financial advisor and added a Board member with financial and accounting expertise and prior corporate board experience. The Company intends to form an audit committee to further assist with improving its disclosure controls and procedures.

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

As of October 31, 2010 As of October 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of October 31, 2010 for the reasons outlined above.

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

ITEM 9B .  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and titles of our directors and executive officers as of February 14, 2011, and the years in which such directors became directors. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Name	Age	Positions and Offices Held	Director Since
Stephen J. Browand	60	Director and Chief Executive Officer	2009
Raj Pamani	46	Director	2009
Dr. Andy Kielbania	64	Director	2010
Wayne Stratton	63	Director	2011

Stephen J. Browand has served as our Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and a director of our company since January 30, 2009.  Mr. Browand served as Chairman and Chief Executive Officer of the NYSS Group Ltd., a New York based multinational security consulting firm, from 2000 to January 2009.  He also served as the President and Chief Executive Officer of Hachette Distribution Services USA (HDS), a division of the Lagardere Group, a public French multi-national conglomerate, from 1989 to 1999.  Mr. Browand has a Bachelor of Science in business administration from New York University.  As a result of these and other professional experiences, we believe Mr. Browand is qualified to serve as a director based upon his diverse business and management expertise.

Raj Pamani has served as a director of our company since January 30, 2009.  For approximately the last twelve years, Mr. Pamani has served as a director of the privately held Pamani Group Ltd., a company engaged in the business of real estate investments (commercial and residential) and owning and operating restaurants and hotels and food processing plants.  As a result of these and other professional experiences, we believe Mr. Pamani is qualified to serve as a director due to his expertise in business transactions and his record of success in managing business investments.

Dr. Andy Kielbania has served as our Chief Scientist and Secretary since January 30, 2009 and has served a director of our company since November 30, 2010.  Dr. Kielbania joined BioNeutral Laboratories as a scientist in 2005.  From 2002 to 2005 Dr. Kielbania served as the vice president of Manning Management.  He previously held positions at Rohm and Haas where he assumed senior level positions in research and developing.  Dr. Kielbania received his Ph.D. in organic chemistry from the University of California at Berkeley.  As a result of these and other professional experiences, we believe Mr. Kielbania is qualified to serve as a director based on his scientific knowledge and his management skill.

Mr. Wayne Stratton is a certified public accountant in Kentucky, His corporate board experience includes current service as Chairman of the Board of East Kentucky Power Cooperative where is the former Audit Committee Chairman and has served as Director since 1990, Director of National Rural Utilities Cooperative Finance Corporation, Director of Shelby Energy Cooperative since 1987, Director of ACES Power Marketing since 2004, Director of Shelbyville Municipal Water & Sewer Commission since 2000 and Director of Republic Bancorp, a $2.8 billion bank traded on NASDAQ, since 1995, where he currently serves as the Audit Committee Chairman and Audit Committee Financial Expert.  As a result of these and other professional experiences, we believe Mr. Stratton is qualified to serve as a director due to his financial and accounting expertise and his prior service as a director of other companies.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Code of Ethics

We have a code of ethics that applies to our chief executive officer, chief financial officer and other persons who perform similar functions.  A copy of our code of ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Audit Committee Financial Expert

Our Board of Directors, which currently consists of four individuals, does not have any separately-designated standing committees, including a separately-designated standing audit committee.  The entire Board of Directors currently acts as our audit committee.  We may, however, as our business grows and if additional members are added to our Board of Directors, our Board of Directors will establish an audit committee, one of the members of which may be an “audit committee financial expert,” as such term is defined in the rules of the SEC.

ITEM 11 .  EXECUTIVE COMPENSATION

Summary Compensation Table
(Fiscal Year Ended October 31, 2010 and Fiscal Year Ended October 31, 2009)

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during the fiscal year ended October 31, 2010 and (ii) the two most highly compensated executive officers, other than the principal executive officer who were serving as executive officers at the end of such fiscal year and who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)($)		All Other Compensation ($)		Totals ($)
Stephen Browand	2010	0	0
Chief Executive Officer	2009	0	0	750,000	(2)	0		750,000	(3)

Dr. Andy Kielbania	2010	120,000	0	0		10,855	(4)	130,855
Chief Scientist &	2009	120,000	0	0		8,938	(4)	128,938
Secretary
 ________________________
(1)           Represents the expense to us pursuant to FAS 123(R) for the respective year for restricted stock or stock options granted as long-term incentives.  See Note 10 of our financial statements for the fiscal year ended October 31, 2010 and the fiscal year ended October 31, 2009 for the assumptions used for valuing the expense under FAS 123(R).

(2)           Mr. Browand was appointed to serve as our Chief Executive Officer, effective as of January 29, 2009.  Represents the value of 750,000 shares of our common stock issued to Mr. Browand on January 29, 2009.

(3)           Does not include $30,558 paid to NYSS Group Ltd., an affiliate of Mr. Browand, for services provided to us in fiscal 2009.

(4)           Represents the cost of a leased car utilized by Dr. Kielbania.

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

2009 Stock Incentive Plan

On January 30 , 2009, at a special meeting of our stockholders, our stockholders approved the BioNeutral Group, Inc. 2009 Stock Incentive Plan (the “Plan”), which had been previously approved by our Board of Directors, subject to stockholder approval.  The purpose of the Plan is to foster and promote our long-term financial success and to increase stockholder value by, among other things, enabling key employees and outside directors to share in our long-term growth and success.  A total of 5,000,000 shares of common stock are available for incentive awards granted under the Plan, subject to adjustment.  The number of shares of common stock that are the subject of incentive awards under the Plan, which are forfeited or terminated, are surrendered in payment of applicable employment taxes and/or other withholding obligations in connection with the vesting of an incentive award, or are settled in cash in lieu of common stock or in another manner such that all or some of the shares covered by the incentive award are either not issued to a grantee or are exchanged for incentive awards that do not involve common stock, shall again, in each case, immediately become available for incentive awards to be granted under the Plan.

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

Stock-based awards other than restricted stock awards may be awarded by the Committee to selected grantees that are payable in shares of our common stock or in cash, as determined in the discretion of the Committee to be consistent with our goals.  Such awards that are payable in shares of our common stock include, without limitation, purchase rights, shares of common stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures, and other rights convertible into shares.  The amount of consideration required to be received by us shall be either (i) no consideration other than services actually rendered (in the case of authorized and unissued shares) or to be rendered, or (ii) as otherwise specified in the incentive agreement.  Except for limited circumstances, in no event shall a grant of a stock-based award vest earlier than (i) one year from the date of grant for an award which is subject to the attainment of performance goals or (ii) ratably over three years from the date of grant for an award which vests upon the performance of services over time.  Other stock-based awards shall be paid in shares of common stock, in a single payment or in installments on such dates as determined by the Committee; all as specified in the incentive agreement.

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

Outstanding Equity Awards at Fiscal Year End
(Fiscal Year Ended October 31, 2010)

As of October 31, 2010, none of our named executive officers held any outstanding unexercised stock options, unvested stock awards, or any other equity incentive plan awards.

Director Compensation

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Non-management members of the Board will receive an annual grant of 85,000 restricted shares of the Company's common stock.

The following table provides certain information with respect to the compensation earned or paid to our non-employee directors during the fiscal year ended October 31, 2010.  Mr. Browand did not receive any compensation for his service on our board of directors beyond the compensation he received as our Chief Executive Officer.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Raj Pamani	0	0	0	0	0	211,063	(2)	211,063
Suresh Relwani	0	0	0	0	0	166,667	(3)	166,667

(1)           Represents the expense to us pursuant to FAS 123(R) for the respective year for shares granted as long-term incentives.  See Note 10 of our financial statements for the fiscal year ended October 31, 2010 and the year ended October 31, 2009 for the assumptions used for valuing the expense under FAS 123(R).

(2)           This amount consists of (i) $60,000 per month paid or credited to Pamani Foods LLC, an affiliate to Mr. Pamani for consulting services (ii) $129,900 paid or credited to Jina Partners Ltd, an affiliate of Mr. Pamani, for consulting services, and (iii) $21,163 in respect of a car leased by us that is utilized by Mr. Pamani.

(3)           Includes (i) the value of 500,000 shares of our common stock issued to R.K. and Associates, Inc. ("R.K."), an entity controlled by Mr. Relwani, on January 29, 2009, in advance for consulting services to be provided to us; (ii) $10,000 paid to R.K. for consulting services provided to us during fiscal 2009 and (iii) expenses incurred in connection with such services in the amount of $3,000 that were reimbursed to R.K.

Consulting Agreements with Certain Directors

We and our director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from our board of directors.  Under this agreement, we are obligated to pay Mr. Pamani $10,000 per month.  During fiscal 2009 and fiscal 2010, we paid or credited $120,000 and $129,900, respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded as a related party payable.  Mr. Pamani has charged certain personal expenses against our cash account which have been treated by us as repayment of the related party payable.   At October 31, 2009 and October 31, 2010, the balance owed to the director was $2,303 and $0, respectively.

On September 6, 2008, we entered into an agreement with Jina Partners (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, we are obligated to pay Jina $10,000 per month.  The term of this agreement is two years.  For the year ended October 31, 2009 and year ended October 31, 2010, we paid $219,000 and $60,000, respectively, to Jina.

Between January 1, 2009 and February 28, 2009, R.K. and Associates, Inc. (“R.K.”), provided environmental consulting services to us for whom we paid R.K. approximately $10,000 for consulting services and approximately $3,000 for expenses incurred by R.K. while providing those services.  Our former director, Suresh Relwani, is the sole owner of R.K.  In addition, on November 12, 2008, we entered into a Consultant Agreement with R.K. (the “R.K. Consultant Agreement”) pursuant to which R.K. agreed to provide us with environmental consulting services.  The term of the R.K. Consultant Agreement expires on November 11, 2011, unless terminated earlier by either party.  On January 29, 2009, we granted R.K. 500,000 shares of our common stock, valued at $500,000, under the R.K. Consultant Agreement, for future consulting services to us, which is being amortized over three years.  At October 31, 2010, the balance of prepaid compensation was $172,101.

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

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated.  For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days.  As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.  Common stock beneficially owned and percentage ownership as of January 17, 2011 was based on 73,666,722 shares outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class

Stephen Browand (2)	750,000	1.02%
Dr. Andy Kielbania	445,274	*
Raj Pamani (3)	2,000,000	2.71%
Wayne Stratton	85,000	*
Michael D. Francis and Marjorie R. Francis (4)	5,124,347	6.96%
All Directors and Executive Officers as a Group (5 persons) (5)	3,280,274	4.45%
*           Less than 1%

(1)           Unless otherwise stated, the address for all the officers and directors is c/o BioNeutral Group, Inc., 211 Warren Street, Newark, New Jersey 07103.

(2)           Mr. Browand was appointed to serve as our Chief Executive Officer, effective as of January 29, 2009.  Mr. Browand’s nineteen year old son, who lives in the same home as Mr. Browand, currently owns 750,000 shares of our common stock.  Mr. Browand disclaims any beneficial ownership of these shares.

(3)           Includes 2,000,000 shares of our common stock held by Pamani Group Ltd. with respect to which Mr. Pamani has sole voting and dispositive power.

(4)           Includes 15,500 shares with respect to which Michael D. Francis has sole voting and dispositive power and 5,108,847 shares with respect to which Michael D. Francis and Marjorie R. Francis have shared voting and dispositive power.  The address of the principal business office or residence of Michael D. Francis and Marjorie R. Francis is 50 Smith Road, Parsippany, New Jersey 07054.  The foregoing information is derived from a Schedule 13G filed on behalf of the reporting persons on September 8, 2009.  Excludes shares of our common stock that may be issued to Mr. Francis that may be issued upon conversion of the first Francis Note and the second Francis Note.  See “Item  5 --Unregistered Sales of Equity Securities” of this Annual Report on Form 10-K.

(5)           See Footnote Nos. 1 through 4.

Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2010, with respect to compensation plans under which our equity securities are authorized for issuance:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We and our director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from our board of directors.Under this agreement, we are obligated to pay Mr. Pamani $10,000 per month.  During fiscal 2009 and fiscal 2010, we paid or credited $120,000 and $129,900, respectively, to Mr. Pamani under this agreement, which were recorded as consulting expenses and recorded as a related party payable to Mr. Pamani.  Mr. Pamani has charged certain personal expenses against our cash account which have been treated by us as repayment of the related party payable. At October 31, 2009 and October 31, 2010, the balance owed to the director was $2,303 and $0, respectively.

On September 6, 2008, we entered into an agreement with Jina, an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, we are obligated to pay Jina $20,000 per month.  The term of this agreement is two years.  For the year ended October 31, 2009 and year ended October 31, 2010, we paid $219,000 and $60,000, respectively, to Jina, of which $99.000 and $0, respectively, was treated as prepaid expense.

Between January 1, 2009 and February 28, 2009, R.K. provided environmental consulting services to us for whom we paid R.K. approximately $10,000 for consulting services and approximately $3,000 for expenses incurred by R.K. while providing those services.  Our director, Suresh Relwani, is the sole owner of R.K.  In addition, on November 12, 2008, we entered into the R.K. Consultant Agreement pursuant to which R.K. agreed to provide us with environmental consulting services.  The term of the R.K. Consultant Agreement expires on November 11, 2011, unless terminated earlier by either party.  On January 29, 2009, we granted R.K. 500,000 shares of our common stock, valued at $500,000,  for future consulting services under the R.K. Consultant Agreement, which amount is being amortized over three years. At October 31, 2010, the balance of prepaid compensation was $172,101.

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

On November 13, 2009, the Company issued an unsecured promissory note to Capara Investments LLC (“Capara”), in the amount of $250,000 and (ii) a second unsecured promissory note to Capara on January 4, 2010 in the amount of $250,000 and (iii) a third unsecured promissory note to Capara on September 2, 2010 in the amount of $25,000 and (iv) a fourth unsecured promissory note to Capara on October 13, 2010 in the amount of $25,000.  The sole member of Capara, Raj Pamani, is a member of our Board and a shareholder of the Company.

The Francis Notes and the Capara Notes are sometimes referred to herein as the “Shareholder Notes.”  The Shareholder Notes resulted in gross proceeds to the Company of $1,425,000.

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

Accrued and unpaid interest is added to the unpaid principal amount of the Shareholder Notes every three months. Interest expense on the Shareholder Notes for the year ended October 31, 2010 and 2009 was $87,097 and $0, respectively. As of October 31, 2010, $70,646 of accrued interest was added to the principal amount of the Shareholder Notes.

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

Further, because we intend to transact business with or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

We have not adopted policies and procedures to review, approve, or ratify transactions involving real or apparent conflicts of interest.

Director Independence

Our common stock is not listed on a national securities exchange and therefore, we are not subject to any corporate governance requirements regarding independence of board or committee members.  Under the definition of independence contained in the rules of The American Stock Exchange, LLC, an “independent director” of a company means a person who is not an officer or employee of the company or its subsidiaries and who the board of directors has affirmatively determined does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, we have determined that Mr. Stratton is the only one of our directors that is an independent director within the meaning of the applicable AMEX listing standard.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by our registered independent public accounting firm, Marcum LLP (“Marcum”) and our prior independent public accounting firm Bartolomei Pucciarelli, LLC (“Bartolomei”), is approved in advance by our Board of Directors, including the proposed fees for such work. The Board of Directors is informed of each service actually rendered.  None of the services provided by our independent registered public accounting firm for the fiscal year ended October 31, 2010 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Audit Fees

The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements for the fiscal years ended October 31, 2010 and 2009, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended October 31, 2010 and 2009 were $ 53,500 and $0 respectively.

The aggregate fees billed by Bartolomei for professional services rendered for the audit of our annual financial statements for the fiscal years ended October 31, 2010 and 2009, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended October 31, 2010 and 2009 were $129,352 and $150,000 respectively.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, Marcum and Bartolomei did not bill any fees for services rendered to us during fiscal years ended October 31, 2010 and 2009 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Marcum and Bartolomei for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended October 31, 2010 and 2009.

All Other Fees

There were no fees billed by Marcum and Bartolomei for products or professional services rendered, other than services described under the caption “Audit Fees” above during fiscal years ended October 31, 2010 and 2009.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements.   The following financial statements of BioNeutral Group, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 31, 2010 and October 31, 2009
Consolidated Statements of Operations for the years ended October 31, 2010 and October 31, 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2009 and October 31, 2009
Consolidated Statements of Cash Flows for the years ended October 31, 2009 and October 31, 2009
 Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

3.  Exhibits.   The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit No.	Description

2.1	Share Exchange Agreement by and among BioNeutral Group, Inc. and BioNeutral Laboratories Corporation USA and the shareholders thereof (1)

3.1	Articles of Incorporation of BioNeutral Group, Inc. (2)

3.2	Amendment to Articles of Incorporation of BioNeutral Group, Inc. (3)

3.3	Bylaws of BioNeutral Group, Inc. (formerly known as Moonshine Creations, Inc.) (2)

4.1	Form of Stock Certificate of BioNeutral Group, Inc. (7)

4.2	Form of Debenture of BioNeutral Group, Inc. (one in a series of debentures with identical terms) (3)

4.3	Form of Agreement to Convert BioNeutral Debenture (one in a series of agreements with identical terms) (3)

4.4	Registration Rights Agreement, dated as of February 3, 2010, between BioNeutral Group, Inc. and Chertoff Group, LLC (6)

4.5	8% exchangeable promissory note, dated November 13, 2009, issued in favor of Michael D. Francis (6)

4.6	8% exchangeable promissory note, dated November 13, 2009, issued in favor of Capara Investments LLC (6)

4.7	8% exchangeable promissory note, dated February 12, 2010, issued in favor of Michael D. Francis (6)

4.8	8% exchangeable promissory note, dated March 9, 2010, issued in favor of Capara Investments LLC (7)

4.9	8% exchangeable promissory note, dated March 15, 2010, issued in favor of Michael D. Francis (8)

4.10	8% exchangeable promissory note, dated April 30, 2010, issued in favor of Michael D. Francis (9)

4.11	8% exchangeable promissory note, dated July 7, 2010, issued in favor of Michael D. Francis (9)

4.12	8% exchangeable promissory note, dated August 31, 2010, issued in favor of Capara Investments LLC*

4.13	8% exchangeable promissory note, dated October 12, 2010, issued in favor of Capara Investments LLC*

4.14	8% exchangeable promissory note, dated October 28, 2010, issued in favor of Blackbeth Holdings Ltd.*

10.1	BioNeutral Group, Inc. 2009 Stock Incentive Plan (3)

10.2	Consulting Agreement, dated as of June 15, 2008, between BioNeutral Group, Inc. and Raj Pamani (7)

10.3	Letter of Intent, dated March 20, 2009, between BioNeutral Group, Inc. and Orient Arts Inc. (4)

10.4	Professional Services Agreement between BioNeutral Group, Inc. and Dorothy Canter Consulting, LLC (4)

10.5	Consulting Agreement, dated March 13, 2009, between BioNeutral Group, Inc. and James Crane (4)

10.6	Advisory Agreement, dated August 26, 2009, by and among BioNeutral Group, Inc. and Chertoff Group, LLC (5)

10.7	First Amendment to Advisory Agreement, dated February 3, 2010, by and among BioNeutral Group, Inc. and Chertoff Group, LLC (6)

10.8	Stock Appreciation Rights Agreement, dated as of February 3, 2010, between the Company and Chertoff Group, LLC (6)

10.9	Restricted Stock Unit Agreement, dated as of February 3, 2010, between the Company and Chertoff Group, LLC (6)

10.10	Lease Agreement, dated September 1, 2009, between BioNeutral Group, Inc. and New Jersey Institute of Technology (Enterprise Development Center) (7)

10.11	Consultant Agreement, dated September 6, 2008, between BioNeutral Laboratories Corporation USA and Jina Partners (7)

10.12	Consultant Agreement, dated November 12, 2008, between BioNeutral Laboratories Corporation USA and R.K. and Associates, Inc. (7)

10.13	Consulting Agreement between BioNeutral Laboratories Corporation USA and Andrew Kielbania (7)

10.14	Consulting Agreement, dated September 15, 2008, between BioNeutral Laboratories Corporation USA, Pamani Group Ltd. and Angel's Assets Holdings Ltd. (7)

10.15	Form of Indemnification Agreement, dated February 10, 2009, between BioNeutral Group, Inc. and each of its executive officers and directors.(7)

14.1	BioNeutral Group, Inc. Code of Ethics (3)

21.1	Subsidiaries of BioNeutral Group, Inc. (7)

23.1	Consent of Bartolomei Pucciarelli, LLC.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(7)           Incorporated by reference to BioNeutral Group, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010.

(8)           Incorporated by reference to BioNeutral Group, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2010.

(9)           Incorporated by reference to BioNeutral Group, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2010.

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
Dated: February 15 , 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stephen Browand	Chairman of the Board of Director and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 15, 2011
Stephen Browand

/s/ Raj Pamani	Director	February 15, 2011
Raj Pamani

/s/ Dr. Andy Kielbania	Director	February 15, 2011
Dr. Andy Kielbania

/s/ Wayne Stratton	Director	February 15, 2011
Wayne Stratton