Form 10-Q
period 2011-01-31
BioNeutral Group, Inc
filed 2011-03-22
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  333-149235

BIONEUTRAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0745273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Warren Street, Newark, New Jersey	07103
(Address of principal executive offices)	(Zip Code)

(973) 286-2899
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of March 1, 2011 was 76,682,404 shares.

BIONEUTRAL GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2011 Unaudited	October 31, 2010
ASSETS

Current Assets
Cash	$199,981	$59,395
Accounts Receivable	1,306	-
Prepaid Expenses	4,037	5,236
Prepaid Expenses-Related Parties	130,434	172,102

Total Current Assets	335,758	236,733

Property & Equipment - Net	940	993
Intellectual Property net of accumulated amortization of $4,059,150 and $3,883,126 as of January 31, 2011 and October 31, 2010, respectively.	11,131,092	11,254,154
Other Assets	2,500	2,500

TOTAL ASSETS	$11,470,290	$11,494,380

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,792,378	$1,725,002
Accrued Compensation	281,585	244,841
Related Party Payables	71,763	70,517
Current Liabilities	2,145,726	2,040,360

Long Term Liabilities
Convertible Loans From Unrelated Party	150,000	50,000
Convertible Loans From Director	586,910	575,402
Convertible Loans From Stockholders	1,063,649	920,244
Total Long Term Liabilities	1,800,559	1,545,646

TOTAL LIABILITIES	3,946,285	3,586,006

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows	-	-
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 76,828 and 83,762 shares issued and outstanding at January 31, 2011 and October 31, 2010 respectively.
Preference Liquation Value $1,384,827 at January 31, 2011 and $1,509,810 at October 31, 2010 included in Non controlling interest	77	84
Common Stock, $.00001 Par Value; 200,000,000 shares authorized, 76,515,737 shares and 74,643,115 shares issued and outstanding at January 31, 2011 and October 31, 2010 respectively.	765	746
Additional Paid-in Capital	57,265,952	57,099,519
Accumulated Deficit	(50,272,466)	(49,762,192)
Total Bioneutral Group, Inc. Stockholders’ Equity	6,994,328	7,338,157

Non controlling Interest	529,677	570,217

Total Equity	7,524,005	7,908,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,470,290	$11,494,380

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010

Revenues	$1,314	$-

Cost of Revenues	641	-

Gross Profit	673	-

Operating Expenses
Depreciation and Amortization	176,078	172,937
Other Selling, General and Administrative Expenses	341,170	1,304,832
Total Operating Expenses	517,248	1,477,769

Loss from Operations	(516,575)	(1,477,769)

Interest Expense	(34,240)	(10,880)

Net Loss Before Income Taxes	(550,815)	(1,488,649)

Provision for Income Taxes	-	-

Net Loss	(550,815)	(1,488,649)

Loss Attributable to Minority Interest	40,540	200,732

Net Loss Attributable to BioNeutral Group, Inc.	$(510,275)	$(1,287,917)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	75,698,723	60,849,200

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31,
	2011	2010

CASH USED IN OPERATING ACTIVITIES
Net Loss	$(550,815)	$(1,488,649)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities

Stock Based Compensation	41,668	79,966
Depreciation and Amortization	176,078	172,937
Issuance of Stock related to professional services	39,856	-
Interest added to promissory notes	29,913	866
Changes in Operating Assets and Liabilities
Accounts receivable	(1,306)	-
Prepaid Expenses	1,199	39,708
Accounts Payable and Accrued Expenses	52,747	510,083
Related Party Payables- Director	1,246	22,828

NET CASH USED IN OPERATING ACTIVITIES	(209,414)	(662,261)

CASH PROVIDED BY FINANCING ACTIVITIES
Net Proceeds From Issuance of Stock	125,000	-
Proceeds from Exchangeable Promissory Notes	225,000	750,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	350,000	750,000

NET INCREASE IN CASH	140,586	87,739

CASH, BEGINNING OF PERIOD	59,395	139,663

CASH, END OF PERIOD	$199,981	$227,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash Intellectual Property Cost Additions	$52,962	$52,963
Non-cash Accrual of Stock Based Director Fees	$1,588	$-

See Notes to Condensed Consolidated Financial Statements

BioNeutral Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business & Organization

BioNeutral Group, Inc (the “Company”) is a specialty chemical corporation seeking to develop and commercialize a novel combinational chemistry-based technology which it believes, in certain circumstances, may neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores. The Company currently operates its business through its subsidiary, BioNeutral Laboratories Corporation USA (“BioNeutral Laboratories” or “BioLabs”), a corporation organized in Delaware in 2003. The Company was incorporated in the State of Nevada on April 10, 2007 under the name “Moonshine Creations, Inc.,” and changed its name to “BioNeutral Group, Inc.” on December 22, 2008.

On January 30, 2009, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with BioNeutral Laboratories pursuant to which it agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of our common stock. Upon completion of this transaction, the former shareholders of BioNeutral Laboratories became the majority stockholders of the Company. Accordingly, the transaction was accounted for as a reverse merger and recapitalization of BioNeutral Group, Inc.

Note 2 – Liquidity and Financial Condition

The Company's unaudited condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no significant revenues and has generated losses from operations. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic plan and/or recognize revenue from its intangible assets and eventually attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurance the Company will be able to continue as a going concern.

At January 31, 2011, the Company had negative working capital of $(1,809,968). For the three months ended January 31, 2011 the Company incurred an operating loss of $(516,575) and since inception has accumulated a deficit of $(50,272,466). For the same period in 2010, the Company’s net loss was $1,488,649.  The Company anticipates it will experience a net loss in fiscal 2011 as it continues to pursue regulatory approvals for the sale and distribution of its products and development of access to global markets.

The Company had $199,981 of cash at January 31, 2011.  Cash used by operations for the three months ended January 31, 2011 was $209,414. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the three months ended January 31, 2011, the Company raised $125,000 of cash from the issuance of its capital stock to fund operations and $125,000 from the issuance of convertible loans from its stockholders.  On December 15, 2010 the Company received $100,000 from the issuance of an unsecured promissory note to River Falls Financial Services, LLC.

While the Company has been able to use proceeds from the sale of its shares of common stock to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through February 1, 2012 and it will need to raise additional capital during fiscal 2011 to fund the full costs associated with its growth and development. The Company believes that it will be able to generate sales by the third three months of 2011 and that it will require approximately $5,000,000 in additional capital in order to achieve its goals. There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce costs in order to conserve cash.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of January 31, 2011 and the results of operations for the three months ended January 31, 2011 and 2010 and cash flows for the three months ended January 31, 2011 and 2010 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended January 31, 2011, and January 31, 2010 should be read in conjunction with the audited financial statements for the years ended October 31, 2010 and 2009 as contained in the Form 10-K filed on February15, 2011.

Revenue recognition

The Company records revenue in accordance with accounting standards codification (“ASC”) subtopic 605-10, revenue recognition. (ASC 605-10). ASC 605-10 requires four basic criteria to be met before revenue is recognized (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured.

Non-Controlling Interest

A non-controlling interest was created as a result of the Company’s reorganization and recapitalization with a public shell corporation. The non-controlling interest arose because the Company’s records indicated that initially 14% of the shareholders of the accounting acquirer in the transaction, BioLabs, did not participate in the exchange of their shares of common stock of BioLabs for shares of common stock of the Company. In all material respects, the shares of the Company and the shares of the common stock of BioLabs included in the non-controlling interest represent different legal instruments conveying mirror ownership claims to the same underlying net assets and operations, as reflected in these consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, deferred taxes and related valuation allowances and estimating the fair value of long-lived assets to assess whether impairment charges may be necessary. Certain of our estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three months ended January 31, 2011 and 2010 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of January 31, 2011 and January 31, 2010.

	1/31/2011	1/31/2010

Convertible Series A Preferred Stock	768,280	2,799,910
	768,280	2,799,910

In addition, these shares are currently held by the Non-Controlling interests until such time as they are converted into the Company’s common shares.

Recent Accounting Pronouncements

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

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

 In March 2010, the FASB issued ASU No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Prepaid Expenses –Related Parties also includes $130,434 and $172,102 in share based payments to a company controlled by a director for consulting services to be provided by the company controlled by said director. The share based payment is being amortized over a three year period, which commenced in January 2009. For the three months ended January 31, 2011 and January 31, 2010, the Company recognized expense of $41,668, and $41,668, respectively, related to this share based payments which is recorded in “Other Selling, General and Administrative Expenses.”

Note 5 – Intellectual Property

The Company has several patent applications pending regarding proprietary chemical formulations that the Company believes are capable of neutralizing noxious chemicals and eliminating harmful microbes. The Company capitalized the costs of acquired technology, know-how and trade secrets and identifiable costs incurred to develop file and defend the Company’s Intellectual Property and new patent or provisional patent applications (collectively “Intellectual Property”) in accordance with FASB ASC 350. Periodic gross carrying amounts and related accumulated amortization were as follows:

	January 31, 2011	October 31, 2010
Gross Carrying Amount	$15,190,242	$15,137,280
Accumulated Amortization	$(4,059,150)	$(3,883,126)

Net Carrying Amount	$11,131,092	$11,254,154

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended January 31, 2011 and 2010 was $176,025 and $172,884, respectively.

Estimated amortization expense is as follows

10/31/2011 (Remaining)	528,074
10/31/2012	704,098
10/31/2013	704,098
10/31/2014	704,098
10/31/2015	704,098

The Intellectual Property is evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 thru 35-35.  An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value. During its annual impairment testing, the Company did not identify an impairment loss.

On February 28, 2011, the Company received approval and registration from the Environmental Protection Agency (“EPA”) in response to the Company's regulatory application for its Ygiene® 206 formulation.

Note 6 - Related Party Payables

During the three months ended January 31, 2011 and 2010, the Company recorded interest of $0 and $866, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

The Company and its director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Under this agreement, we were obligated to pay Mr. Pamani $10,000 per month.  The Company and Mr. Pamani collectively agreed to terminate the agreement effective July 31, 2010.  During the three months ended January 31, 2010 the Company paid or credited and expensed $30,000 to Mr. Pamani under this agreement, which was recorded as consulting expense and recorded in a Related Party Payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the Related Party Payable.

On September 6, 2008, the Company entered into an agreement with Jina Partners (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of certain commercial transactions. Under this agreement, the Company was obligated to pay Jina $10,000 per month.  The term of this agreement was for two years and expired on September 4, 2010.  During the three months ended January 31, 2010, the Company paid or credited and expensed $30,000 to Jina.

Note 7 - Stock Based Compensation

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

During the three months ended January 31, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Wayne Stratton, a non-management member of the Board of Directors for services.  The fair market value of the grant issued is $34,000 based on the closing share price of the Company’s stock as of January 14, 2011, the date of his appointment.  Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of January 31, 2011.  The services are to be performed over a 12 month period beginning January 14, 2011.  For the three months ended January 31, 2011, the Company recognized an expense of $1,588 for Directors’ Fees and increased Additional Paid in Capital accordingly.

Note 8 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

During the three months ended January 31, 2011, the Company issued 647,618 shares of the Company’s common stock for gross proceeds of $125,000 to various investors.

The Company issued 70,000 shares for financial advisory and accounting related services and 31,206 shares for marketing and public relations services of $27,000 and $12,856, respectively.   The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

During the three months ended January 31, 2011 and in connection with the Share Exchange (as defined below), various non-controlling interests exchanged 1,054,458 shares of BioLabs common stock for the same number of shares of the Company common stock.

Preferred Stock

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common stock of BioLabs at a rate of 10 shares of common stock for each share of preferred stock.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs’ Certificate of Incorporation authorizes the Board of Directors to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of January 31, 2011 and October 31, 2010, 76,828 and 83,762 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

During the three months ended January 31, 2011, various holders of our preferred shares exchanged 6,934 of Series A Preferred shares into 69,340 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

Non-Controlling Interest

In connection with the reverse acquisition disclosed in Note 1, initially approximately 14% of BioLabs’ common shareholders did not participate in the exchange of their shares of BioLabs common stock for shares of common stock of the Company. Those shareholders are recognized as a non-controlling interest in the Company’s condensed consolidated financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of BioLabs and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares included in the non-controlling interest held by the non-controlling interest represent ownership of that legal entity.

Non-Controlling Interest at October 31, 2010	$570,217
Non-Controlling interest Share of Net Loss for the three months ended January 31, 2011	$(40,540)
Non-Controlling Interest at January 31, 2011	$529,677

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 76,828 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 9.19% as of January 31, 2011 and  if  83,762 shares of preferred stock were fully converted into shares of BioLabs common stock at October 31, 2010 and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 11.84% as of October 31, 2010.

Note 9 - Related Party Transactions

Related Party Transactions During the Three Months Ended January 31, 2011

The Company issued an unsecured promissory note to Michael D. Francis, (“Francis”) a shareholder of the Company, on December 10, 2010, which issuance resulted in gross proceeds to the Company of $75,000.

The Company issued an unsecured promissory note to Herbert Kozlov, (“Kozlov”) a shareholder of the Company, on December 6, 2010, which issuance resulted in gross proceeds to the Company of $50,000.

The Francis and the Kozlov Notes are sometimes referred to herein as the “Shareholder Notes.”  For the three months ended January 31, 2011 the Shareholder Notes resulted in gross proceeds to the Company of $125,000.

Each of the Shareholder Notes bears an 8% annual interest rate, is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in the note), will automatically be exchanged for, solely at the Company’s election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of the Company’s common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the note) of one share of the Company’s common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of the note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  The note defines “Qualified Financing” as an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the note by an investor that is not an affiliate of the Company in which the Company receives net proceeds greater than $500,000 (including any additional investment by the holder of the note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

Note 10 – Long Term Liabilities

The Company issued an unsecured promissory note to River Falls Financial Services on December 15, 2010, which issuance resulted in gross proceeds to the Company of $100,000.  The note bears an 8% annual interest rate, is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in the note), will automatically be exchanged for, solely at the Company’s election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of the Company’s common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the note) of one share of the Company’s common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of the note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  The note defines “Qualified Financing” as an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the note by an investor that is not an affiliate of the Company in which the Company receives net proceeds greater than $500,000 (including any additional investment by the holder of the note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

Note 11 – Commitments & Contingencies

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

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene®, based on its intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company refiled applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene® prior to the Company’s refiling of its applications.  Although the Company has filed with the Trademark Trial and Appeal Board oppositions to PURE Bioscience's applications and intend to pursue such oppositions vigorously, the Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.

Other than the foregoing, the Company is not a party to, and none of the Company’s property is the subject of, any pending legal proceedings other than routine litigation that is incidental to the Company’s business.

Contingent Share Issuance

The Company has an outstanding verbal commitment to its Chief Scientist such that if and when the Company gains approval from the EPA for a product or application which utilizes its patented chemical formulations, the Chief Scientist would immediately be awarded 555,822 restricted shares of the Company’s common stock.  In accordance with FASB ASC 450-20-25-2, the Company has not record stock based compensation expense until the obligation to issue these shares of common stock became probable and the shares were earned.  On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation.   In conjunction with the recent EPA approval and the verbal agreement entered into, the Chief Scientist has earned 555,822 restricted shares of common stock on February 28, 2011.    The value of the stock based compensation is $287,467 which is based on the closing price of the Company’s common stock on February 28, 2011.  The Company plans to issue the shares by April 30, 2011.

Other Contingencies

Approximately 6 million shares issued in the Share Exchange were issued by the then transfer agent to stockholders of BioLabs for whom the Company does not have records as having consented to the Share Exchange. The Company currently holds approximately 91% of the outstanding interests in its subsidiary, BioLabs. The Company did not receive consents to the Share Exchange from all common and preferred shareholders of BioLabs, and the Company has accounted for those shareholders who did not sign consents as holders of the remaining 9% outstanding interests in BioLabs. The Share Exchange consents did not specify the number of shares of BioLabs common stock to be exchanged by the consenting shareholder and did not affirmatively make the representation and warranties to be made by our stockholders as set forth in the Share Exchange. In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Shareholder consent, the Company had a basis for a valid private placement of its common stock issued in the Share Exchange, which if such were the case, may negatively affect our status as a publicly traded company.

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

Note 12 - Subsequent Events:

On February 5, 2011, the Company issued 166,667 shares of the Company’s common stock for gross proceeds of $25,000 to an investor.

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation.

Subsequent events have been evaluated through the date the financial statements were issued.  All appropriate subsequent event disclosure, if any, have been made in the notes to the consolidated financial statements.

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

•	changes in accounting policies, rules and practices;

•	changes in technology or products, which may be more difficult or costly, or less effective than anticipated; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended October 31, 2010 and other filings with the SEC.

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

Recent Developments

On March 1, 2011 the Company’s wholly owned subsidiary, BioNeutral Services, Inc., received approval from the Kentucky Economic Development Finance Authority to receive up to $280,000 in development incentives for up to 10 years.  The incentives primarily represent prospective Kentucky tax savings in connection with the development of certain infrastructure and the creation of job opportunities within the state.

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation.  The recent EPA approval will allow the Company to market certain formulations of its Ygiene® professional disinfectant product, subject to prior approval by each state in which the Company intends to distribute the product.

On February 3, 2011, the Company formed BioNeutral Services, Inc., a wholly owned subsidiary of BioNeutral Group, Inc.  BioNeutral Services will market and distribute a family of BioNeutral products that represent a new generation of specialty anti-microbial disinfectants, cleaning agents and neutralizers of odors and harmful gases. The company, based in Kentucky, is a specialty cleaning solutions company servicing the healthcare industry and providing environmentally friendly solutions to everyday care. Fatal hospital acquired infections and harmful bacteria are a serious problem in the healthcare industry today. BioNeutral has identified a solution which eliminates the main causes of these life threatening issues by treating the environment around the patient. In addition to reducing fatalities, the use of the products is expected to reduce healthcare cost.

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

We currently are focused on the commercialization of two classes of product formulations, antimicrobials and bioneutralizer.  We refer to our antimicrobial formulations as our Ygiene® products and our bioneutralizer formulations as our Ogiene® products.  Our Ygiene® products are being developed to kill certain harmful microbes, including virulent gram and bacteria (which cause staph infections), viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  Our Ogiene® products are being developed to eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which vary substantially from country to country.  The marketing and sale of our Ygiene® products in the United States, is subject to EPA registration and in some cases, FDA clearance, and we cannot market and sell any of such products in the United States until such registration or clearance is obtained.  We do not believe the marketing sale of our Ogiene® products are subject to EPA registration or FDA clearance.  We have not sold any of our Ygiene® or Ogiene® products to date.  We currently are focusing our efforts and resources on obtaining the registrations, clearances and approvals necessary to market and sell our Ygiene® products in the United States; however, we cannot assure you that we will be have the financial resources to do so or that such registrations, clearances and approvals will be obtained on a timely basis, if at all.

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2011 is focused on leveraging developments in the United States and the European Union for our Ygiene® professional disinfectant product. The Company  received  approval and registration from the EPA for its hospital and industrial grade line of products to be used as high level disinfectant and sterilants.

The Company also formed BioNeutral Services, Inc., a wholly owned subsidiary of BioNeutral Group, Inc. BioNeutral Services Inc., will market and distribute a family of BioNeutral products that represent a new generation of specialty anti-microbial disinfectants, cleaning agents and neutralizers of odors and harmful gases. The company, based in Kentucky, is a specialty cleaning solutions, company servicing the healthcare industry and providing environmentally friendly solutions to everyday care. Fatal hospital acquired infections and harmful bacteria are a serious problem in the healthcare industry today. BioNeutral has identified a solution which eliminates the main causes of these life threatening issues by treating the environment around the patient. In addition to reducing fatalities, the use of the products is expected to reduce healthcare cost.

Currently, we are focusing our efforts on the commercialization of a Ygiene® formulation for hospital and industrial application.  We are developing our Ogiene® products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene® formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.

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

We are emphasizing these strategic advantages as part of our brand development efforts to overcome competitive barriers to entry in markets that are driven by large, established organizations.  The markets for our Ogiene® and Ygiene® products and each of their potential channels are highly competitive. We have a number of competitors that vary in size and scope and breadth of products offered.  Such competitors include some of the largest corporations in the world, and we believe substantially all of our competitors have greater financial resources than we do, including in the areas of sales, marketing, and branding and product development.  We expect to face additional competition from other competitors in the future.

Because Ogiene® and Ygiene® are new formulations enhanced from our initial base formulas, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products in our relevant target markets. Even if our Ogiene® and Ygiene® formulations may have technological competitive advantages over competing products, we or potential distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders.  Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us.  To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us.  We recognize that innovative marketing methods may be required in order to establish our products, and that such methods may not be successful.

The Company has authorized Steve Campus of the Campus Group and J-Man Distributors to exclusively represent BioNetural’s Odor Eliminator and its Multi Purpose Cleaner to a major home shopping cable network.

In a second agreement, BioNeutral announced that J-Man Distributors has concluded an exclusive commercial agreement with Planned Companies, under which Planned Companies will exclusively use BioNetural’s AutoNeutral™ product to clean and deodorize the automobiles of an international car sharing company that it contractually provides cleaning services for in the New York metro area.

Results of Operations

Comparison of Results of Operations for the three months ended January 31, 2011 and for the three months ended January 31, 2010.

Revenues:  During the three months ended January 31,  2011, the Company generated revenues of $1,314 as compared to revenues of $0 for three months ended January 31,  2010 from the Ogiene® product line as an initial product sample shipment to Kentucky. Our efforts have been focused on sales and marketing of our non regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial application in Germany, the UK and France where the product has been registered for marketing and sale. Additionally, we are continuing our efforts to obtain the regulatory approvals required for the sale and distribution in the United States of our Ygiene® formulation.

Operating Expenses:   Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Total operating expenses for the three months ended January 31, 2011 that were paid or payable in cash aggregated $517,248 as compared to $1,477,769 for the three months ended January 31, 2010. This variance is explained in more detail in the three subsequent paragraphs below.

Selling, general & administrative costs for the three months ended January 31, 2010 that were paid or payable in cash include approximately $262,708 related to our agreement with Chertoff Group, L.L.C. and approximately $60,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company. There was no expense related to the agreement with Chertoff Group, L.L.C. in the three months ended January 31, 2011.

Total legal and accounting expenses for the three months ended January 31, 2011 were approximately $87,360 a decrease over amounts for three months ended January 31, 2010 which were approximately $574,795. The decrease reflects costs incurred in responding to the SEC investigation to the interim financial statements for the three months ended January 31, 2010 and the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Amortization & depreciation increased to $176,078 for the three months ended January 31, 2011 from the $172,937 reported for the same three months in 2010, as a result of the increased investment in our intellectual property.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $550,815 for the three months ended January 31, 2011. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2010, our net loss was $1,488,649.  We anticipate we will experience a net loss in fiscal 2011 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Liquidity and Capital Resources

We had $199,981 of cash at January 31, 2011.  Cash used by operations for the three months ended January 31, 2011 was $209,414. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with becoming a public company and daily operations of the business, including rent, travel and laboratory costs.  Costs associated with developing and filing our intellectual property used an additional $9,060 of cash.

For the three months Ended January 31, 2011, we raised $125,000 of cash from the issuance of our capital stock to fund operations.  We received $225,000 from the issuance of convertible debentures.

For the three months Ended January 31, 2010, we raised $750,000 from the issuance of convertible debentures.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. While we have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs, we do not expect that our funds will be sufficient to meet our anticipated needs through August 1, 2011 and we will need to raise additional capital during fiscal 2011 to fund the full costs associated with our growth and development. The Company believes that we will be able to generate sales by the third three months of 2011 and that we will require approximately $5,000,000 in additional capital in order to achieve our goals. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

In conjunction with our 2010 audit, we performed our annual impairment testing during January 2011. In this analysis, we determined that the current carrying value of our Intellectual Property is approximately $11,254,000.

We computed the Intellectual Property value using a discounted cash model. In our discounted cash flow analysis, we prepared a ten year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2021. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. We computed the present value of our explicit year cash flows using discount rates ranging from approximately 16% to 18% with various target financing structures during the course of computing our weighted average cost of capital. We specifically considered a range of assumptions for both equity and debt financings; such as risk free interest rate, market risk premium, small cap premium, company specific premium and sensitivity premium. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. The range of Intellectual Property values we derived using the above noted discount amounted to $12,983,000, which exceeds the carrying value of our Intellectual Property by $1,729,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of January 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer reached a similar conclusion based on their evaluation of our disclosure controls and procedures as of October 31, 2010. Although our principal executive officer and principal financial officer believe that progress has been made with respect to our disclosure controls and procedures during the past year, the following areas have been identified as requiring further improvement:

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

We are committed to improving our financial organization.  As part of this commitment, we intend to continue to educate our management personnel to comply with GAAP and the SEC’s disclosure requirements and to increase management oversight of accounting and reporting functions in the future.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant.   Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”).  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

As of January 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of January 31, 2011 for the reasons outlined above.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal three months to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2011, the Company issued 647,618 shares of the Company’s common stock for gross proceeds of $125,000 to various investors.

The Company issued 70,000 shares for financial advisory and accounting related services and 31,206 shares for marketing and public relations services of $27,000 and $12,856, respectively.

On February 5, 2011, the Company issued 166,667 shares of the Company’s common stock for gross proceeds of $25,000 to an investor.

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

BIONEUTRAL GROUP, INC.

March 22, 2011	By:	/s/Stephen Browand
Stephen Browand
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)