Form 10-Q
period 2011-04-30
BioNeutral Group, Inc
filed 2011-06-14
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of May 31, 2011 was 78,317,121 shares.

BIONEUTRAL GROUP, INC.

PART I— FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011 (Unaudited)	October 31, 2010
ASSETS

Current Assets
Cash	$81,981	$59,395
Accounts Receivable	16,620	-
Prepaid Expenses	-	5,236
Prepaid Expenses-Related Parties	88,766	172,102

Total Current Assets	187,367	236,733

Property & Equipment - Net	887	993
Intellectual Property - Net	10,978,238	11,254,154
Other Assets	2,500	2,500

TOTAL ASSETS	$11,168,992	$11,494,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,368,498	$1,244,763
Accrued Compensation	821,080	725,080
Related Party Payables	75,767	70,517
Current Liabilities	2,265,345	2,040,360

Long Term Liabilities
Convertible Loans From Unrelated Party	153,020	50,000
Convertible Loans From Directors	1,629,916	575,402
Convertible Loans From Stockholders	51,000	920,244
Total Long Term Liabilities	1,833,936	1,545,646

TOTAL LIABILITIES	4,099,281	3,586,006

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Common Stock, $.00001 Par Value; 200,000,000 shares authorized, 78,181,391 shares and 74,643,115 shares issued and outstanding at April 30, 2011 and October 31, 2010 respectively.	781	746
Additional Paid-in Capital	57,815,313	57,099,519
Accumulated Deficit	(51,202,111)	(49,762,192)
Total Bioneutral Group, Inc. Stockholders’ Equity	6,613,983	7,338,073

Non controlling Interest	455,651	570,217
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows	-	-
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 76,828 and 83,762 shares issued and outstanding at April 30, 2011 and October 31, 2010 respectively.
Preference Liquation Value $1,384,827 at April 30, 2011 and $1,509,810 at October 31, 2010 included in Non controlling interest	77	84
Total Non controlling Interest	455,728	570,301

Total Equity	7,069,711	7,908,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,168,992	$11,494,380

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, (Unaudited)		Six Months Ended April 30, (Unaudited)
	2011	2010	2011	2010

Revenues	$16,612	$-	$17,926	$-

Cost of Revenues	12,526	-	13,167	-

Gross Profit	4,086	-	4,759	-

Operating Expenses
Depreciation and Amortization	176,374	173,651	352,452	346,588
Other Selling, General and Administrative Expenses	793,968	942,368	1,135,138	2,247,200
Total Operating Expenses	970,342	1,116,019	1,487,590	2,593,788

Loss from Operations	(966,256)	(1,116,019)	(1,482,831)	(2,593,788)

Interest Expense	(37,415)	(20,792)	(71,654)	(31,672)

Net Loss Before Income Taxes	(1,003,671)	(1,136,811)	(1,554,485)	(2,625,460)

Provision for Income Taxes	-	-	-	-

Net Loss	(1,003,671)	(1,136,811)	(1,554,485)	(2,625,460)

Loss Attributable to Non-controlling Interest	74,026	153,289	114,566	354,021

Net Loss Attributable to BioNeutral Group, Inc.	$(929,645)	$(983,522)	$(1,439,919)	$(2,271,439)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	76,296,134	60,877,290	76,393,450	60,863,012

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30,
	2011	2010
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,554,485)	$(2,625,460)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities

Stock Based Compensation	83,336	157,632
Depreciation and Amortization	352,452	346,588
Issuance of Stock related to professional services	398,322	-
Interest added to promissory notes	63,290	30,281
Changes in Operating Assets and Liabilities
Accounts receivable	(16,620)	-
Prepaid Expenses	5,236	69,708
Accounts Payable and Accrued Expenses	143,305	754,540
Related Party Payables- Director	5,250	53,578

NET CASH USED IN OPERATING ACTIVITIES	(519,914)	(1,213,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Patentable Technology and Associated Patent Costs	-	(1,654)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Stock	317,500	50,000
Proceeds from Loan from Stockholder	-	100,000
Proceeds from Exchangeable Promissory Notes	225,000	1,250,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	542,500	1,400,000

NET INCREASE IN CASH	22,586	185,213

CASH, BEGINNING OF PERIOD	59,395	139,663

CASH, END OF PERIOD	$81,981	$324,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash Intellectual Property Cost Additions	$76,430	$104,272
Non-cash Accrual of Stock Based Director Fees	$12,605	$-

See Notes to Condensed Consolidated Financial Statements

BioNeutral Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Nature of Business & Organization

BioNeutral Group, Inc. (the “Company”) is a specialty chemical corporation seeking to develop and commercialize a novel combinational chemistry-based technology which it believes, in certain circumstances, may neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores. The Company currently operates its business through its subsidiary, BioNeutral Laboratories Corporation USA (“BioNeutral Laboratories” or “BioLabs”), a corporation organized in Delaware in 2003. The Company was incorporated in the State of Nevada on April 10, 2007 under the name “Moonshine Creations, Inc.,” and changed its name to “BioNeutral Group, Inc.” on December 22, 2008.

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

Note 2 – Liquidity and Financial Condition

The Company's unaudited condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no significant revenues and has generated losses from operations. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic plan and/or recognize revenue from its intangible assets and eventually attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurance the Company will be able to continue as a going concern.

At April 30, 2011, the Company had negative working capital of $(2,077,978). For the six months ended April 30, 2011 the Company incurred an operating loss of $(1,554,485) and since inception has accumulated a deficit of $(51,202,111). For the same period in 2010, the Company’s net loss was $(2,625,460).  The Company anticipates it will experience a net loss in fiscal 2011 as it continues to pursue regulatory approvals for the sale and distribution of its products and development of access to global markets.

The Company had $81,981 of cash at April 30, 2011.  Cash used by operations for the six months ended April 30, 2011 was $(519,914). The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the six months ended April 30, 2011, the Company raised $317,500 of cash from the issuance of its capital stock to fund operations and $125,000 from the issuance of convertible loans from its stockholders.  On December 15, 2010 the Company received $100,000 from the issuance of an unsecured promissory note to River Falls Financial Services, LLC.

While the Company has been able to use proceeds from the sale of its shares of common stock to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through May 1, 2012 and it will need to raise additional capital during fiscal 2011 to fund the full costs associated with its growth and development. The Company believes that it will be able to generate sales by the third quarter of 2011 and that it will require approximately $5,000,000 in additional capital from the sale of securities or the issuance of debt in order to achieve its goals. There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce costs in order to conserve cash.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries of BioNeutral Services, Inc. and BioLabs.  Environmental Commercial Technology Corp (“ECT”) is a wholly owned subsidiary of BioLabs.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of April 30, 2011 and the results of operations for the six months ended April 30, 2011 and 2010 and cash flows for the six months ended April 30, 2011 and 2010 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended April 30, 2011, and April 30, 2010 should be read in conjunction with the audited financial statements for the years ended October 31, 2010 and 2009 as contained in the Form 10-K filed on February 15, 2011.

Revenue recognition

Sales are recognized when revenue is realized or realizable and has been earned in accordance with Securities and Exchange Staff Accounting Bulletin Topic 13. Most revenue transactions represent sales of our product that is contracted for manufacturing and shipment. The revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities and includes shipping and handling costs, which generally are included in the list price to the customer. Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment or the date of receipt by the customer and collectability is reasonably assured.  A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period that the revenue is recognized.

Inventory

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  In the normal course of business, when a customer places an order, the Company will place an order for manufacturing with its contract manufacturer.  Once completed, the contract manufacturer will ship directly to the customer.  As such, the Company does not currently store inventoried product at any location.  In addition, the Company does not have significant sales.  If sales were to increase in the future, the Company may decide that the best course of action would be to carry inventory.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the six months ended April 30, 2011 and 2010 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of April 30, 2011 and April 30, 2010.

	4/30/2011	4/30/2010

Convertible Series A Preferred Stock – Non Controlling Interest	768,280	2,799,910
	768,280	2,799,910

In addition, these shares are currently held by the Non-Controlling interests until such time as they are converted into the Company’s common shares.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications have no effect on previously reported loss.

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

Prepaid Expenses –Related Parties also includes $88,766 and $172,102 as of April 30, 2011 and October 31, 2010, respectively, in share based payments to a company controlled by a former director for consulting services to be provided by the company controlled by said former director. The share based payment is being amortized over a three year period, which commenced in January 2009. For the three months ended April 30, 2011 and April 30, 2010, the Company recognized expense of $41,668, and $41,668, respectively, related to this share based payments which is recorded in “Other Selling, General and Administrative Expenses.”  For the six months ended April 30, 2011 and April 30, 2010, the Company recognized expense of $83,336, and $83,336, respectively, related to this share based payments which is recorded in “Other Selling, General and Administrative Expenses.”

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

	April 30, 2011	October 31, 2010
Gross Carrying Amount	$15,213,710	$15,137,280
Accumulated Amortization	$(4,235,472)	$(3,883,126)

Net Carrying Amount	$10,978,238	$11,254,154

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended April 30, 2011 and 2010 was $176,374 and $173,651, respectively, and amortization expense for the six months ended April 30, 2011 and 2010 was $352,452 and $346,588, respectively.

Estimated amortization expense is as follows

10/31/2011 (Remaining)	357,390
10/31/2012	714,781
10/31/2013	714,781
10/31/2014	714,781
10/31/2015	714,781

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

Note 6 - Related Party Payables

The Company recorded interest on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.  For the six months ended April 30, 2011 and 2010, the Company recorded interest of $1,036 and $751, respectively.  For the three months ended April 30, 2011 and 2010, the Company recorded interest of $1,036 and $866, respectively.

The Company and its director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Pursuant to the agreement, Pamani Foods LLC agreed to conduct market research and promote networking opportunities for sales of the Company’s products in India and certain Asian countries.  Under this agreement, we were obligated to pay Mr. Pamani $10,000 per month.  The Company and Mr. Pamani collectively agreed to terminate the agreement effective July 31, 2010.  During the three months ended April 30, 2010 the Company paid or credited and expensed $30,000 to Mr. Pamani under this agreement, which was recorded as consulting expense and recorded in a Related Party Payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the Related Party Payable.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of market research and to promote networking opportunities for sales of the Company’s products in the European Union and certain Asian countries. Under this agreement, the Company was obligated to pay Jina $10,000 per month.  The term of this agreement was for two years and expired on September 4, 2010.  During the three months ended April 30, 2010, the Company paid or credited and expensed $30,000 to Jina.

Note 7 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares, except those listed below, issued during fiscal years 2010 and 2009 were fully vested upon grant of the shares or no later than the respective year end dates.

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

            On January 14, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Wayne Stratton, a non-management member of the Board of Directors for services.  The fair market value of the grant issued is $34,000 based on the closing share price of the Company’s stock as of January 14, 2011, the date of his appointment.  Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of April 30, 2011.  The services are to be performed over a 12 month period beginning January 14, 2011.  For the six months ended April 30, 2011, the Company recognized an expense of $10,088 for Directors’ Fees and increased Additional Paid in Capital accordingly.

            On April 5, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Michael Francis, a non-management member of the Board of Directors for services.  The fair market value of the grant issued is $34,850 based on the closing share price of the Company’s stock as of April 5, 2011, the date of his appointment.  Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of April 30, 2011.  The services are to be performed over a 12 month period beginning April 5, 2011.  For the six months ended April 30, 2011, the Company recognized an expense of $2,517 for Directors’ Fees and increased Additional Paid in Capital accordingly.

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation.   In conjunction with the recent EPA approval and the verbal agreement entered into, the Chief Scientist earned 555,822 restricted shares of common stock on February 28, 2011.    The value of the stock based compensation is $289,027 which is based on the closing price of the Company’s common stock on February 28, 2011.  The Company issued the shares on April 18, 2011.

Note 8 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

During the six months ended April 30, 2011, the Company issued 1,518,450 shares of the Company’s common stock for gross proceeds of $317,500 to various investors.

During the six months ended April 30, 2011, the Company issued 117,500 shares for financial advisory and accounting related services, 96,206 shares for marketing and public relations services and 1,500 shares for laboratory services of $45,525, $50,556 and $600, respectively.   The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

During the six months ended April 30, 2011 and in connection with the Share Exchange (as defined below), various non-controlling interests exchanged 1,054,458 shares of BioLabs common stock for the same number of shares of the Company common stock.

At the time of the reverse merger, the Company delivered to its transfer agent instructions to issue stock certificates in accordance with the schedule to the share exchange agreement. However, the Company did not receive share exchange consents in respect to all shares issued or receive stock certificates representing shares of BioNeutral Laboratories Corporation USA common stock for cancellation in accordance with the schedule to the share exchange agreement. This resulted in the Company’s records reflecting less common shares as being issued and outstanding than what the transfer agent’s report was reflecting. Previously, the Company disclosed “the adjustment to reconcile transfer agent records” on page 4 of its 2009 Form 10-K  by making  the following disclosure “Our transfer agent's records indicate that as of February 16, 2010, 65,618,604 shares of our common stock were outstanding and there were 111 holders of record of our common stock.  Our records, however, indicate that as of February 16, 2010, there were 60,849,200 shares of our common stock outstanding.  See Part I, Item I of this Annual Report Form 10-K for additional information.”  For the fiscal year ended October 31, 2010, the Company elected to record the difference between the transfer agent’s records and that of the Company.  Although the difference reported in 2009 was 4,769,404 shares, the final reconciled difference as of October 31, 2010 was 4,755,536 shares.  Based on the information currently available, the Company believes the accounting for these shares is final.

Preferred Stock

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common stock of BioLabs at a rate of 10 shares of common stock for each share of preferred stock.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs’ Certificate of Incorporation authorizes the Board of Directors to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of April 30, 2011 and October 31, 2010, 76,828 and 83,762 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

During the fiscal year ended October 31, 2010 the Company exchanged shares with several of the BioLabs preferred and common stockholders, all of whom exchanged their shares at a ratio of 1 share of preferred stock for 10 shares of common stock and 1 to 1 common exchange, except for four preferred stockholders and common stockholders of BioLabs who were issued an aggregate of 3,598,800 shares of common stock. These four shareholders exchanged their shares at a ratio of 200 shares of common stock for 1 share of preferred stock and a 1 to 1 common share exchange. Although all of the exchanged shares are reflected in the financial statements as issued and outstanding, the issuance of shares to the four holders who exchanged at the higher exchange ratio is subject to dispute.  As a result of the above transaction, the company is disputing the issuance 2,634,730 shares of common stock. A resolution of this dispute is currently being pursued by the Company.  However the exact nature and effect of such a resolution on the financial statements of the Company is not currently known.  Therefore, the Company has no basis to estimate or quantify the effect of a resolution on its financial statements.  In this regard, a prospective resolution could ultimately produce various financial statement effects including, but not limited to a reduction in the Company’s issued and outstanding common stock and an increase to earnings per share or no effect at all.

During the three months ended April 30, 2011, various holders of our preferred shares exchanged 6,934 of Series A Preferred shares into 69,340 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

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

Non-Controlling Interest at October 31, 2010	$570,217
Non-Controlling interest Share of Net Loss for the six months ended April 30, 2011	$(114,566)
Non-Controlling Interest at April 30, 2011	$455,651

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 76,828 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 9.19% as of April 30, 2011 and  if  83,762 shares of preferred stock were fully converted into shares of BioLabs common stock at October 31, 2010 and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 11.84% as of October 31, 2010.

Note 9 - Related Party Transactions

Related Party Transactions During the Three Months Ended April 30, 2011

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

The Francis and the Kozlov Notes are sometimes referred to herein as the “Shareholder Notes.”  For the three months ended April 30, 2011 the Shareholder Notes resulted in gross proceeds to the Company of $125,000.

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

Searchhelp, Inc. Royalty Rights

On February 3, 2004, the Company’s subsidiary, Environmental Commercial Technology, Corp. (“ECT”), entered into an agreement with Searchhelp, Inc. (“Searchhelp”).  Searchhelp paid cash and issued shares of its common stock and stock warrants to ECT in order to acquire a royalty equal to 5% of the gross sales of a product ECT was developing (the “U.S. Product”).  The U.S. Product, which has not been commercially released and has not been approved by the U.S. Environmental Protection Agency ("EPA"), was intended to prevent the growth of mold and fungus.  The Company has determined that for reasons based on the underlying science, the U.S. Product cannot be approved by the EPA.  As a result, the U.S. Product is not commercially viable for the production of revenue.  The agreement with Searchhelp was for a 5 ½ year term, commencing on the first quarter in which the royalty payments to Searchhelp have aggregated to $50,000.  The U.S. Product has not produced revenue and therefore the Company is under no obligation to make royalty payments.  With respect to the consideration paid in the form of cash and issued shares by Searchhelp to ECT, repayment is contingent to the extent that the Company has materially modified the underlying license agreements.  The Company has not modified the underlying license agreements, and as such, is under no obligation to return the consideration of cash and shares.  Accordingly, no liability has been recorded.  The Company reached these conclusions based on recent internal review of the underlying agreements and products related thereto.

Note 12 - Subsequent Events:

Subsequent events have been evaluated through the date the financial statements were issued.  All appropriate subsequent event disclosure, if any, have been made in the notes to the consolidated financial statements.

During the month ended May 31, 2011, the Company issued 114,300 shares for legal and accounting related services, 11,430 shares for marketing and public relations services and 10,000 shares for laboratory services of $40,005, $4,001 and $2,700, respectively.   The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

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

Recent Developments

On May 26, 2011 Stephen Holt resigned from the Company’s Board of Directors without disagreement. For his services rendered the Company has agreed to issue Mr. Holt 35,000 shares of its common stock.

On May 3, 2011 the Company announced that it has signed on to introduce its all new EPA-approved Ygiene® 206 hospital-grade disinfectant technology to the infection control professionals attending the 38th Annual APIC Conference (Association for Professionals in Infection Control and Epidemiology). Ygiene® is BioNeutral's latest weapon against hospital-acquired infections (HAIs), an ongoing and potential threat in the health care industry.  This year's APIC conference will be held on June 27th through June 29th, 2011 in Baltimore, MD. Recognized as the largest annual gathering of infection preventionists in the world, APIC brings together the leaders in clinical infection prevention in an interactive and educational forum. Infection preventionists are given an unprecedented opportunity to learn and engage with experts from across the global healthcare industry.

Also on May 3, 2011, the Company announced that the Community Health Network of South Florida (CHI) will introduce Ygiene® to its Product Review Committee for evaluation and potential use among its network of facilities. CHI currently operates seven (7) state-of-the-art primary care centers and twenty-seven (27) school-based programs. Upon approval by the by the Review Committee, the Company anticipates to receive orders for purchase from the CHI.

On April 20, 2011 in advance of the Florida’s state approval, the Company received its first municipal vendor approvals from Miami-Dade, Broward and Palm Beach counties. These first municipal approvals will allow the Company to sell directly to the corresponding municipal agencies as well as to compete in the Request For Proposal (RFP) competitive bidding process.

Local United States contract manufacturing has been contracted for covering both the Ygiene® and Ogiene® technology platforms. In the month of April 2011 the initial 1000 gallon shipment of Ogiene® products was recently manufactured and shipped to Kentucky in advance of initial orders, and the first official manufacturing run of Ygiene® 206 Hospital Grade disinfectant commenced production.

The Company also continued to make significant progress for its Ogiene® odor neutralizer and multipurpose cleaning unregulated product line, securing three new trial orders from Indiana-based Oakland City University, Kentucky-based Grayson County Fiscal Court House, and Exceptional Teens and Adults (ETA), which is a structured program providing care and support to teens and adults that have been diagnosed with intellectual or developmental disabilities.

On April 5, 2011, the Board of Directors (the "Board") of the Company elected Michael D. Francis as a director of the Company. Mr. Francis' appointment to the Board became effective immediately.  As a non-management member of the Board, in remuneration for his services, Mr. Francis will receive an annual grant of 85,000 restricted shares of the Company's common stock. Further, Mr. Francis entered into the Company's form of Director Indemnification Agreement, pursuant to which the Company agreed to indemnify Mr. Francis from certain expenses, including reasonable attorney's fees, incurred by Mr. Francis as a result of serving on the Board (and/or a committee of the Board), subject to certain exclusions for certain delineated matters.

On March 25, 2011 the Company announced the appointment of Dr. Stephen Holt, M.D., Ph.D, a Distinguished Professor of Medicine (Emeritus) and a medical practitioner in New York State, as the Company's Vice Chairman of the Board and Independent Director. Dr. Holt is an independent consultant to the pharmaceutical and dietary supplement industry, and a Board-certified Internist and Sub-Specialist in the United States, Canada, United Kingdom and European Union.

On March 15, 2011 the Company announced that it has entered into global sales and distribution agreement with Raymond Associates LLC, a Service Connected Certified Disabled Veteran-Owned Business and executive management consulting firm. Under the terms of the agreement, Raymond Associates will represent BioNeutral's Military-Grade, patent-pending antimicrobial product Ygiene™ to the homeland security and government sectors in the Middle East, the United Kingdom and the United States.  As a result of this agreement, the Company expects to secure new orders and government contracts for our Ygiene™ Military-Grade, which can quickly neutralize a wide variety of on-the-surface, biological contaminants and extremely dangerous microorganisms.

On March 1, 2011 the Company’s wholly owned subsidiary, BioNeutral Services, Inc., was approved by the Commissioner of Kentucky's Department for Business Development (the “Department”) for an economic incentive package.  The package provides incentives for companies to relocate and expand their operations into the Commonwealth of Kentucky by agreeing to reimburse certain start up costs and lease expenses for office space.  In addition, there are certain Kentucky based tax incentives which are contingent upon employment by the Company within the Commonwealth of Kentucky.  The estimated total value of these incentives is approximately $250,000 to $300,000 and was received in writing from the Department.

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation.  The recent EPA approval will allow the Company to market certain formulations of its Ygiene® professional disinfectant product, subject to prior approval by each state in which the Company intends to distribute the product.  Following EPA approval, the Company has made the determination that at this time the Company's resources are best spent pursuing domestic marketing and distribution opportunities. The high level of investment necessary to achieve meaningful international sales could compromise the company's ability to pursue sales opportunities in its home market and therefore the Company has currently postponed further international efforts. If however international opportunities do arise the Company will assess them on a case by case basis.

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

Prior to February 3, 2011, the Company has been in discussions with the Kentucky Hospital Association (“KHA”) in order to qualify as an applicant to become an Affinity Partner of the KHA.    The Affinity Partner Program provides opportunities for Kentucky hospitals to identify and evaluate pre-screened potential suppliers, consultants and other resources.  As an Affinity Partner the KHA may endorse for use certain of the Company’s products in certain health care settings.  The Company believes that achieving affinity partner status would enhance its marketing efforts in Kentucky.  In order to receive such status the Company must submit an Affinity Partner Program Application (the “KHA Application”).  Upon submission of the KHA Application, the KHA will perform certain processes of review and evaluation of the applicant and its products subject to a final scoring based on the KHA’s criteria.  Upon completion of their review and evaluations, the KHA will then recommend or decline the applicant based on the scoring related to their criteria.  If the product receives Affinity Partner status, a formal license agreement is entered into which allows the product to be marketed and advertised using certain marks and logos of the KHA.  A subscription fee would be due at that time as well.  The Company desires to achieve Affinity Partner status.  Currently however, the Company has not submitted the KHA Application and there is no contractual arrangement between KHA and the Company. Our affiliation is currently limited to us being approved to apply to be an affinity partner.

The Company has also entered into negotiations with the KHA through its subsidiary Kentucky Hospital Services Corporation LLC "KHSC" to introduce BioNetural’s Ogiene® and Ygiene® products into its member hospital association.  This arrangement would be contractual in the future, since it is currently contemplated to be in the form of a shared commission agreement to market the products.

The negotiations for the affinity partner status and the contractual agreement to market the Company’s products were initiated at approximately the same points in time.

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

The Company also formed BioNeutral Services, Inc., a wholly owned subsidiary of BioNeutral Group, Inc. BioNeutral Services Inc., will market and distribute a family of BioNeutral products that represent a new generation of specialty anti-microbial disinfectants, cleaning agents and neutralizers of odors and harmful gases. The company, based inKentucky, is a specialty cleaning solutions, company servicing the healthcare industry and providing environmentally friendly solutions to everyday care. Fatal hospital acquired infections and harmful bacteria are a serious problem in the healthcare industry today. BioNeutral has identified a solution which eliminates the main causes of these life threatening issues by treating the environment around the patient. In addition to reducing fatalities, the use of the products is expected to reduce healthcare cost.

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

Results of Operations

Comparison of Results of Operations for the three months ended April 30, 2011 and for the three months ended April 30, 2010.

Revenues:  During the three months ended April 30, 2011, the Company generated revenues of $16,612 as compared to revenues of $0 for three months ended April 30, 2010 from the Ogiene® product line as an initial product sample shipment to Kentucky. Our efforts have been focused on sales and marketing of our non regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial applications. Additionally, we are continuing our efforts to obtain the regulatory approvals required for the sale and distribution in the United States of our Ygiene® formulation.

Operating Expenses:   Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Total operating expenses for the three months ended April 30, 2011 were $970,342 as compared to $1,116,019 for the three months ended April 30, 2010. This variance is explained in more detail in the three subsequent paragraphs below.

Selling, general & administrative (“SG&A”) expenses of $793,968 for the three months ended April 30, 2011 included $397,245 of consulting fees which included $289,027 of stock based compensation to the Company’s Chief Scientist for obtaining the EPA approval Ygiene®  206, $67,286 of travel and entertainment expenses and $57,747 of investor relations and promotional expenses.  SG&A for the three months ended April 30, 2010 were $811,321 which included $94,281 of consulting fees, $43,926 of travel and entertainment expenses and $71,252 of investor relations and promotional expenses.

For the three months ended April 30, 2010, approximately $77,667, respectively, of non-cash stock based compensation expense was reported in SG&A for services to non-employees, principally for business development agreements entered into with entities responsible for advancing our market access in North America, Asia and the European Union.  SG&A costs for the three months ended April 30, 2010 that were paid or payable in cash include approximately $84,000 related to our agreement with the Chertoff Group, L.L.C. and approximately $60,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company. There were no expenses related to the agreement with the Chertoff Group or the director and a company with which such director is affiliated in the same period for 2011, since these agreements were terminated in 2010.

SG&A costs include legal and accounting expenses for the three months ended April 30, 2011 that were approximately $182,566 a decrease $(396,288) over amounts for three months ended April 30, 2010 which were approximately $578,854. The decrease primarily reflects costs incurred in responding to the SEC investigation to the interim financial statements for the three months ended April 30, 2010 and the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Amortization & depreciation increased to $176,374 for the three months ended April 30, 2011 from the $173,651 reported for the same three months in 2010, as a result of the increased investment in our intellectual property.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $1,003,671 for the three months ended April 30, 2011. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2010, our net loss was $1,136,811.  We anticipate we will experience a net loss in fiscal 2011 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Comparison of Results of Operations for the six months ended April 30, 2011 and for the six months ended April 30, 2010.

Revenues:  During the six months ended April 30,  2011, the Company generated revenues of $17,926 as compared to revenues of $0 for six months ended April 30,  2010 from the Ogiene® product line as an initial product sample shipment to Kentucky. Our efforts have been focused on sales and marketing of our non regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial application in Germany, the UK and France where the product has been registered for marketing and sale. Additionally, we are continuing our efforts to obtain the regulatory approvals required for the sale and distribution in the United States of our Ygiene® formulation.

Operating Expenses:   Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Total operating expenses for the six months ended April 30, 2011 were $1,487,590 as compared to $2,593,788 for the six months ended April 30, 2010. This variance is explained in more detail in the three subsequent paragraphs below.

Selling, general & administrative (“SG&A”) expenses of $1,135,138 for the six months ended April 30, 2011 included $478,832 of consulting fees which included $289,027 of stock based compensation to the Company’s Chief Scientist for obtaining the EPA approval Ygiene®  206 , $108,660 of travel and entertainment expenses and $127,486 of investor relations and promotional expenses.  SG&A for the six months ended April 30, 2010 were $2,247,200 which included $358,656 of consulting fees, $120,083 of travel and entertainment expenses and $151,633 of investor relations and promotional expenses.

For the six months ended April 30, 2010, approximately $157,632  of non-cash stock based compensation expense was reported for amortization of amounts paid for services to non-employees, principally for business development agreements entered into with entities responsible for advancing our market access in North America, Asia and the European Union.

SG&A costs for the six months ended April 30, 2010 that were paid or payable in cash include approximately $206,208 related to our agreement with the Chertoff Group, L.L.C. and approximately $120,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company. There were no expenses related to the agreement with the Chertoff Group or the director and a company with which such director is affiliated in the same period for 2011, since these agreements were terminated in 2010.

Total legal and accounting expenses for the six months ended April 30, 2011 were approximately $269,927, compared to $1,198,656 for the same period in 2010. The expenses in 2010 reflect costs incurred in responding to the SEC investigation (see note 12 to the interim financial statements for the six months ended April 30, 2010) and the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.

Amortization & depreciation increased to $352,452 for the six months ended April 30, 2011 from the $346,588 reported for the same six months in 2010, as a result of the increased investment in our intellectual property.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $1,554,485 for the six months ended April 30, 2011. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2010, our net loss was $2,625,460.  We anticipate we will experience a net loss in fiscal 2011 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Liquidity and Capital Resources

We had $81,981 of cash at April 30, 2011.  Cash used by operations for the three months ended April 30, 2011 was $(519,914). The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with becoming a public company and daily operations of the business, including rent, travel and laboratory costs.

For the six months Ended April 30, 2011, we raised $317,500 of cash from the issuance of our capital stock to fund operations.  We received $225,000 from the issuance of convertible debentures.

For the three months Ended April 30, 2010, we raised $750,000 from the issuance of convertible debentures.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of April 30, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective as of April 30, 2011 due to material weaknesses as identified below to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer reached a similar conclusion based on their evaluation of our disclosure controls and procedures as of October 31, 2010. Although our principal executive officer and principal financial officer believe that progress has been made with respect to our disclosure controls and procedures during the past year, the following areas continue to be identified as requiring further improvement:

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

Our size (a Chief Executive Officer and a Chief Science Officer) dictates that most policies are self policing and adjusted on an ad-hoc basis as required so formal policies are essentially not formed and recorded.  We believe that our weaknesses in internal control over financial reporting and disclosure controls relate in part to the fact that we are an emerging business with limited personnel and resources.

In order to help improve our disclosure controls and procedures, the Company has engaged a chief financial advisor and added a Board member with financial and accounting expertise and prior corporate board experience. The Company intends to form an audit committee to further assist with improving its disclosure controls and procedures.  Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

We are committed to improving our financial organization.  As part of this commitment, we intend to continue to educate our management personnel to comply with GAAP and the SEC’s disclosure requirements and to increase management oversight of accounting and reporting functions in the future.  The Company intends to continue making necessary changes until its material weaknesses are remediated.

Changes in Internal Controls over Financial Reporting

Other than those mentioned above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal three months to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

           During the six months ended April 30, 2011, the Company issued 1,518,450 shares of the Company’s common stock for gross proceeds of $317,500 to various investors.

The Company issued 117,500 shares for financial advisory and accounting related services, 96,206 shares for marketing and public relations services and 1,500 shares for laboratory services of $45,525, $50,556 and $600, respectively.

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

BIONEUTRAL GROUP, INC.

June 14, 2011	By:	/s/ Stephen Browand
Stephen Browand
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)