Form 10-Q
period 2011-07-31
BioNeutral Group, Inc
filed 2011-09-13
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of September 9, 2011 was 79,389,092 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2011 (Unaudited)	October 31, 2010
ASSETS

Current Assets
Cash	$20,243	$59,395
Accounts Receivable - Net	24,803	-
Prepaid Expenses	-	5,236
Prepaid Expenses-Related Parties	47,098	172,102

Total Current Assets	92,144	236,733

Property & Equipment - Net	835	993
Intellectual Property - Net	10,840,303	11,254,154
Other Assets	2,500	2,500

TOTAL ASSETS	$10,935,782	$11,494,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,548,280	$1,244,763
Accrued Compensation	854,580	725,080
Related Party Payables	80,697	70,517
Current Liabilities	2,483,557	2,040,360

Long Term Liabilities
Convertible Loans From Unrelated Party	156,100	50,000
Convertible Loans From Directors	1,762,438	575,402
Convertible Loans From Stockholders	52,020	920,244
Total Long Term Liabilities	1,970,558	1,545,646

TOTAL LIABILITIES	4,454,115	3,586,006

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Common Stock, $.00001 Par Value; 200,000,000 shares authorized, 78,944,371 shares and 74,643,115 shares issued and outstanding at July 31, 2011 and October 31, 2010 respectively.	789	746
Additional Paid-in Capital	57,925,836	57,099,519
Accumulated Deficit	(51,841,710)	(49,762,192)
Total Bioneutral Group, Inc. Stockholders’ Equity	6,084,915	7,338,073

Non controlling Interest	396,693	570,217
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows	-	-
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,493 and 83,762 shares issued and outstanding at July 31, 2011 and October 31, 2010 respectively.
Preference Liquation Value $1,072,361 at July 31, 2011 and $1,509,810 at October 31, 2010 included in Non controlling interest	59	84
Total Non controlling Interest	396,752	570,301

Total Equity	6,481,667	7,908,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,935,782	$11,494,380

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31, (Unaudited)		Nine Months Ended July 31, (Unaudited)
	2011	2010	2011	2010

Revenues	$32,986	$15,500	$50,912	$15,500

Cost of Revenues	6,321	9,374	19,488	9,374

Gross Profit	26,665	6,126	31,424	6,126

Operating Expenses
Depreciation and Amortization	176,966	174,748	529,418	521,336
Other Selling, General and Administrative Expenses	509,065	460,416	1,644,203	2,708,254
Total Operating Expenses	686,031	635,164	2,173,621	3,229,590

Loss from Operations	(659,366)	(629,038)	(2,142,197)	(3,223,464)

Interest Expense	(39,191)	(26,809)	(110,846)	(57,842)

Net Loss Before Income Taxes	(698,557)	(655,847)	(2,253,043)	(3,281,306)

Provision for Income Taxes	-	-	-	-

Net Loss	(698,557)	(655,847)	(2,253,043)	(3,281,306)

Loss Attributable to Non-controlling Interest	58,958	71,719	173,524	425,740

Net Loss Attributable to BioNeutral Group, Inc.	$(639,599)	$(584,128)	$(2,079,519)	$(2,855,566)

Net Loss Per Common Share - Basic and Diluted	$(.01)	$(.01)	$(.03)	$(.05)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	78,519,911	63,733,831	77,101,488	61,992,978

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended July 31,
	2011	2010
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,253,043)	$(3,281,306)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities

Stock Based Compensation	125,004	235,299
Depreciation and Amortization	529,418	521,336
Issuance of Stock related to professional services	483,834	53,500
Interest added to promissory notes	99,912	57,893
Bad debt	24,803	2,825
Changes in Operating Assets and Liabilities
Accounts receivable	(49,606)	(7,750)
Prepaid Expenses	5,236	109,708
Accounts Payable and Accrued Expenses	317,610	663,598
Related Party Payables	10,180	14,517

NET CASH USED IN OPERATING ACTIVITIES	(706,652)	(1,630,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Stock	342,500	180,000
Proceeds from Loan from Stockholder	50,000	-
Proceeds from Exchangeable Promissory Notes	275,000	1,375,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	667,500	1,555,000

NET DECREASE IN CASH	(39,152)	(75,380)

CASH, BEGINNING OF PERIOD	59,395	139,663

CASH, END OF PERIOD	$20,243	$64,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash Intellectual Property Cost Additions	$115,408	$144,000
Non-cash Accrual of Stock Based Director Fees	$29,818	$-
Cancellation of Debt Upon Agreement to Issue Shares of Common Stock	$-	$13,500
Issuance of Common Stock in Lieu of Expense Reimbursement and Cash Compensation	$-	$40,000
Issuance of Common Stock for Prepaid Consulting Contracts	$-	$1,106,575

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

Note 2 – Liquidity and Financial Condition

The Company's unaudited condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant revenues and has generated losses from operations. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic plan and/or recognize revenue from its intangible assets and eventually attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurance the Company will be able to continue as a going concern.

At July 31, 2011, the Company had negative working capital of $(2,391,413). For the Nine Months ended July 31, 2011 the Company incurred an operating loss of $(2,253,043) and since inception has accumulated a deficit of $(51,841,710). For the same period in 2010, the Company’s net loss was $(3,281,306).  The Company anticipates it will experience a net loss in fiscal 2011 as it continues to pursue regulatory approvals for the sale and distribution of its products and development of access to global markets.

The Company had $20,243 of cash at July 31, 2011.  Cash used by operations for the Nine Months ended July 31, 2011 was $(706,652). The principal use of funds were for consulting services supporting the development of its business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the Nine Months ended July 31, 2011, the Company raised $342,500 of cash from the issuance of its capital stock to fund operations, $50,000 from the issuance of convertible loans from its stockholders and $175,000 from members of the Board of Directors.  On December 15, 2010 the Company received $100,000 from the issuance of an unsecured promissory note to River Falls Financial Services, LLC.

While the Company has been able to use proceeds from the sale of its shares of common stock to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through August 1, 2012 and it will need to raise additional capital during fiscal 2011 to fund the full costs associated with its growth and development. The Company believes that it will be able to generate significant sales by the second quarter of 2012 and that it will require approximately $5,000,000 in additional capital from the sale of securities or the issuance of debt in order to achieve its goals. There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce costs in order to conserve cash.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries of BioNeutral Services, Inc. and BioLabs.  Environmental Commercial Technology Corp (“ECT”) is a wholly owned subsidiary of BioLabs.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of July 31, 2011 and the results of operations for the Nine Months ended July 31, 2011 and 2010 and cash flows for the Nine Months ended July 31, 2011 and 2010 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended July 31, 2011, and July 31, 2010 should be read in conjunction with the audited financial statements for the years ended October 31, 2010 and 2009 as contained in the Form 10-K filed on February 15, 2011.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, deferred taxes and related valuation allowances and estimating the fair value of long-lived assets to assess whether impairment charges may be necessary. Certain of our estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three and nine months ended July 31, 2011 and 2010 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of July 31, 2011 and July 31, 2010.

	7/31/2011	7/31/2010
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	2,799,910
Convertible Loans	14,075,411	3,374,524
	14,670,341	6,174,434

The Convertible Series A Preferred shares are currently held by the Non-Controlling interests until such time as they are converted into the Company’s common shares.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements

Note 4 - Prepaid Expenses

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

Prepaid Expenses –Related Parties also includes $47,098 and $172,102 as of July 31, 2011 and October 31, 2010, respectively, in share based payments to a company controlled by a former director for consulting services to be provided by the company controlled by said former director. The share based payment is being amortized over a three year period, which commenced in January 2009. For the three months ended July 31, 2011 and July 31, 2010, the Company recognized expense of $41,668, and $41,668, respectively, related to this share based payments which is recorded in “Other Selling, General and Administrative Expenses.”  For the Nine Months ended July 31, 2011 and July 31, 2010, the Company recognized expense of $125,004, and $125,004, respectively, related to this share based payments which is recorded in “Other Selling, General and Administrative Expenses.”

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

	July 31, 2011	October 31, 2010
Gross Carrying Amount	$15,252,688	$15,137,280
Accumulated Amortization	$(4,412,385)	$(3,883,126)

Net Carrying Amount	$10,840,303	$11,254,154

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended July 31, 2011 and 2010 was $177,053 and $174,695, respectively, and amortization expense for the Nine Months ended July 31, 2011 and 2010 was $529,259 and $521,177, respectively.

Estimated amortization expense is as follows

10/31/2011 (Remaining)	177,053
10/31/2012	708,212
10/31/2013	708,212
10/31/2014	708,212
10/31/2015	708,212

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

Note 6 - Related Party Payables

The Company recorded interest on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.  For the Nine Months ended July 31, 2011 and 2010, the Company recorded interest of $1,553 and $952, respectively.  For the three months ended July 31, 2011 and 2010, the Company recorded interest of $518 and $317, respectively.

The Company and its director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Pursuant to the agreement, Pamani Foods LLC agreed to conduct market research and promote networking opportunities for sales of the Company’s products in India and certain Asian countries.  Under this agreement, we were obligated to pay Mr. Pamani $10,000 per month.  The Company and Mr. Pamani collectively agreed to terminate the agreement effective July 31, 2010.  During the three months ended July 31, 2010 the Company paid or credited and expensed $30,000 to Mr. Pamani under this agreement, which was recorded as consulting expense and recorded in a Related Party Payable account.  Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the Related Party Payable.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of market research and to promote networking opportunities for sales of the Company’s products in the European Union and certain Asian countries. Under this agreement, the Company was obligated to pay Jina $10,000 per month.  The term of this agreement was for two years and expired on September 4, 2010.  During the three and nine months ended July 31, 2010, the Company paid or credited and expensed $30,000 and $90,000, respectively, to Jina.

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

            On January 14, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Wayne Stratton, a non-management member of the Board of Directors for services.  The fair market value of the grant issued is $34,000 based on the closing share price of the Company’s stock as of January 14, 2011, the date of his appointment.  Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of July 31, 2011.  The services are to be performed over a 12 month period beginning January 14, 2011.  For the three and nine months ended July 31, 2011, the Company recognized an expense of $8,500 and $18,588, respectively, for Directors’ Fees and increased Additional Paid in Capital accordingly.

            On April 5, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Michael Francis, a non-management member of the Board of Directors for services.  The fair market value of the grant issued is $34,850 based on the closing share price of the Company’s stock as of April 5, 2011, the date of his appointment.  Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of July 31, 2011.  The services are to be performed over a 12 month period beginning April 5, 2011.  For the three and nine months ended July 31, 2011, the Company recognized an expense of $8,712 and $11,229, respectively, for Directors’ Fees and increased Additional Paid in Capital accordingly.

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

Note 8 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

During the Nine Months ended July 31, 2011, the Company issued 1,810,116 shares of the Company’s common stock for gross proceeds of $342,500 to various investors.

During the Nine Months ended July 31, 2011, the Company issued 185,700 shares for financial advisory and accounting related services, 100,000 shares for legal services, 170,970 shares for marketing and public relations services, 35,000 shares for settlement costs and 1,500 shares for laboratory services of $60,525, $35,000, $58,356 $10,500 and $600, respectively.   The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

During the Nine Months ended July 31, 2011 and in connection with the Share Exchange (as defined below), various non-controlling interests exchanged 1,199,458 shares of BioLabs common stock for the same number of shares of the Company common stock.

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

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs’ Certificate of Incorporation authorizes the Board of Directors to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of July 31, 2011 and October 31, 2010, 59,493 and 83,762 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

During the fiscal year ended October 31, 2010 the Company exchanged shares with several of the BioLabs preferred and common stockholders, all of whom exchanged their shares at a ratio of 1 share of preferred stock for 10 shares of common stock and 1 to 1 common exchange, except for four preferred stockholders and common stockholders of BioLabs who were issued an aggregate of 3,598,800 shares of common stock. These four shareholders exchanged their shares at a ratio of 200 shares of common stock for 1 share of preferred stock and a 1 to 1 common share exchange. Although all of the exchanged shares are reflected in the financial statements as issued and outstanding, the issuance of shares to the four holders who exchanged at the higher exchange ratio is subject to dispute.  As a result of the above transaction, the company is disputing the issuance of 2,634,730 shares of common stock. A resolution of this dispute is currently being pursued by the Company.  However the exact nature and effect of such a resolution on the financial statements of the Company is not currently known.  Therefore, the Company has no basis to estimate or quantify the effect of a resolution on its financial statements.  In this regard, a prospective resolution could ultimately produce various financial statement effects including, but not limited to a reduction in the Company’s issued and outstanding common stock and an increase to earnings per share or no effect at all.

During the nine months ended July 31, 2011, various holders of our preferred shares exchanged 24,269 of Series A Preferred shares into 242,690 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

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

Non-Controlling Interest at October 31, 2010	$570,217
Non-Controlling interest Share of Net Loss for the Nine Months ended July 31, 2011	$(173,524)
Non-Controlling Interest at July 31, 2011	$396,693

The Series A Preferred Stock is recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of July 31, 2011 and  if  83,762 shares of preferred stock were fully converted into shares of BioLabs common stock at October 31, 2010 and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 11.84% as of October 31, 2010.

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

The Francis and the Kozlov Notes are sometimes referred to herein as the “Shareholder Notes.”  The Shareholder Notes resulted in gross proceeds to the Company of $125,000.

The Company issued two unsecured promissory notes to Capara Investments, (“Capara”) an affiliated company of Raj Pamani, a member of the Board of Directors of the Company, of $50,000 on June 1, 2011 and $50,000 on July 1, 2011, which issuances resulted in gross proceeds to the Company of $100,000 in total.

Each of the Shareholder Notes bear an 8% annual interest rate, is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in the note), will automatically be exchanged for, solely at the Company’s election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of the Company’s common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the note by (y) the lower of (i) $0.40 and (ii) the Fair Market Value (as defined in the note) of one share of the Company’s common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of the note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  The note defines “Qualified Financing” as an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the note by an investor that is not an affiliate of the Company in which the Company receives net proceeds greater than $500,000 (including any additional investment by the holder of the note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

The Capara Notes bear an 8% annual interest rate, is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in the note), will automatically be exchanged for, solely at the Company’s election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of the Company’s common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the note) of one share of the Company’s common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of the note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  The note defines “Qualified Financing” as an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the note by an investor that is not an affiliate of the Company in which the Company receives net proceeds greater than $500,000 (including any additional investment by the holder of the note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

Note 10 – Long Term Liabilities

The Company issued an unsecured promissory note to River Falls Financial Services on December 15, 2010, which issuance resulted in gross proceeds to the Company of $100,000.  The note bears an 8% annual interest rate, is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in the note), will automatically be exchanged for, solely at the Company’s election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of the Company’s common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the note by (y) the lower of (i) $0.40 and (ii) the Fair Market Value (as defined in the note) of one share of the Company’s common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of the note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  The note defines “Qualified Financing” as an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the note by an investor that is not an affiliate of the Company in which the Company receives net proceeds greater than $500,000 (including any additional investment by the holder of the note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

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

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene®, based on its intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company refiled applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene® prior to the Company’s refiling of its applications.  Subsequently in 2011, the Company received trademark registration from the USPTO for Ygiene®, Ogiene® and the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®. The Company intends to pursue with the Trademark Trial and Appeal Board an opposition to PURE Bioscience's application with respect to BioNeutral™. The Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.  In May 2011, the Company received notice that PURE Bioscience filed a petition with the USPTO for cancellation of the Company’s Ygiene® registration.  The Company intends to pursue a vigorous opposition to the petition for cancellation; however the Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.

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

For the period of August 1, 2011through September 12, 2011, the Company issued 94,721 shares for legal and accounting related services and 350,000 shares for marketing and public relations services of $6,000 and $37,500, respectively. The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

The Company issued an unsecured promissory note to Blackbeth Holdings Ltd. on August 1, 2011, which issuance resulted in gross proceeds to the Company of $50,000.  The note bears an 8% annual interest rate, is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in the note), will automatically be exchanged for, solely at the Company’s election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of the Company’s common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the note) of one share of the Company’s common stock as of the date of such exchange.  On each three (3) month anniversary of the issuance of the note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  The note defines “Qualified Financing” as an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the note by an investor that is not an affiliate of the Company in which the Company receives net proceeds greater than $500,000 (including any additional investment by the holder of the note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

The Company issued an unsecured promissory note to Asher Enterprises, Inc. (“the Holder”) on August 18, 2011, which issuance resulted in gross proceeds to the Company of $60,000.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash on May 22, 2012 (“the Maturity Date”). The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following August 18, 2011 and ending on the Maturity Date the unpaid principal amount and interest into shares of the Company’s common stock equal at the Conversion Price which is the product obtained by multiplying 58% by the Market Price (as defined in the note) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our inability to raise capital;

•	our failure to obtain the necessary additional regulatory approvals for our antimicrobial products;

•	the results of the current Securities and Exchange Commission (the "SEC") investigation of our Company;

•	the inability to obtain or retain customer acceptance of our products;

•	the failure of the market for our products to develop;

•	our inability to protect our intellectual property;

•	our inability to manage any growth;

•	the effects of competition from a wide variety of local, regional, national and other providers of products similar to our products;

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

Recent Developments

In connection with the February 28, 2011 approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 sterilant formulation, the Company has secured 25 state approvals to market and distribute Ygiene® 206.  These approvals are primarily in states east of the Mississippi River.  Four additional state registrations have been submitted and are currently pending approval.

The Company attended the 38th Annual APIC Conference (Association for Professionals in Infection Control and Epidemiology) to introduce its all new EPA-approved Ygiene® 206 sterilant technology to the infection control professionals.  Ygiene® is BioNeutral's latest weapon against hospital-acquired infections (HAIs), an ongoing and potential threat in the health care industry.  This year's APIC conference was held on June 27th through June 29th, 2011 in Baltimore, MD.  The Annual APIC Conference is widely recognized as the largest annual gathering of infection preventionists in the world. Over 2,200 infection control professionals attended the conference from as far away as the United Arab Emirates, representing nearly 1,900 health care institutions along with 207 exhibitors.  In 3 days with a total of 10.5 hours of open exhibit time, 257 infection control professionals visited our booth and asked to be included in the Company’s database for follow up and 64 of them expressing interest for an initial trial at their facility.

On May 26, 2011 Stephen Holt resigned from the Company’s Board of Directors without disagreement. For his services rendered the Company has agreed to issue Dr. Holt 35,000 shares of its common stock for services of $11,550.  The shares were valued at the prevailing quotation prices for the Company's stock at the time of the agreement.

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

Local United States contract manufacturing has been contracted for covering both the Ygiene® and Ogiene® technology platforms. In the month of April 2011 the initial 1,000 gallon shipment of Ogiene® products was recently manufactured and shipped to Kentucky in advance of initial orders, and the first official manufacturing run of Ygiene® 206 Hospital Grade disinfectant commenced production.

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

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 sterilant formulation.  The recent EPA approval will allow the Company to market certain formulations of its Ygiene® professional disinfectant product, subject to prior approval by each state in which the Company intends to distribute the product.  Following EPA approval, the Company has made the determination that at this time the Company's resources are best spent pursuing domestic marketing and distribution opportunities. The high level of investment necessary to achieve meaningful international sales could compromise the company's ability to pursue sales opportunities in its home market and therefore the Company has currently postponed further international efforts. If however international opportunities do arise the Company will assess them on a case by case basis.

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

Company Overview

We are life science specialty technology corporation that has developed  a novel combinational chemistry-based technology which we believe can, in certain circumstances, neutralize harmful environmental contaminants, toxins and dangerous micro-organisms including bacteria, viruses and spores.  We are focused on developing and commercializing two platforms of product formulations: (1) antimicrobials, which are formulations designed to kill all harmful microorganisms, and (2) bioneutralizer, which are formulations designed to destroy certain gases that are noxious and harmful to health and/or the environment.  We have not marketed any of our products and have not generated any meaningful product revenue to date.

We currently are focused on the commercialization of two classes of product formulations, antimicrobials and bioneutralizer.  We refer to our antimicrobial formulations as our Ygiene® products and our bioneutralizer formulations as our Ogiene® products.  Our Ygiene® products have been developed to kill all harmful microorganisms, including virulent gram and bacteria (which cause staph infections), viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  Our Ogiene® products are being developed to eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which vary substantially from country to country.  The marketing and sale of our Ygiene® products in the United States, is subject to EPA registration and in some cases, FDA clearance, and we cannot market and sell any of such products in the United States until such registration or clearance is obtained.  We do not believe the marketing sale of our Ogiene® products are subject to EPA registration or FDA clearance.  We do not  have significant sales of any of our Ygiene® or Ogiene® products to date.  We currently are focusing our efforts and resources on obtaining the registrations, clearances and approvals necessary to market and sell our Ygiene® products in the United States; however, we cannot assure you that we will be have the financial resources to do so or that such registrations, clearances and approvals will be obtained on a timely basis, if at all.

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2011 is focused on leveraging developments in the United States and the European Union for our Ygiene® professional disinfectant product. The Company received approval and registration from the EPA for its hospital and industrial product, Ygiene® 206 sterilant  to be used as high level disinfectant and sterilant.

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

Currently, we are focusing our efforts on the commercialization of our Ygiene® 206 sterilant formulation for hospital and industrial applications.  We are developing our Ogiene® products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene® formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.

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

Results of Operations

Comparison of Results of Operations for the three months ended July 31, 2011 and for the three months ended July 31, 2010.

Revenues:  During the three months ended July 31, 2011, the Company generated revenues of $32,986 as compared to revenues of $15,500 for three months ended July 31, 2010 from the Ogiene® product line as an initial product sample shipment to Kentucky. Our efforts have been focused on sales and marketing of our non regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial applications. Additionally, we are continuing our efforts to obtain state regulatory approvals required for the sale and distribution in the United States of our Ygiene® formulation.

Operating Expenses:   Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Total operating expenses for the three months ended July 31, 2011 were $686,031 as compared to $635,164 for the three months ended July 31, 2010. This variance is explained in more detail in the three subsequent paragraphs below.

Selling, general & administrative (“SG&A”) expenses of $509,065 for the three months ended July 31, 2011 included $67,168 of consulting fees, $60,599 of travel and entertainment expenses and $56,750 of business development expenses primarily related to the Company’s appearance at the national convention of the Association for Professionals in Infection Control and Epidemiology (“APIC”).  SG&A for the three months ended July 31, 2010 were $460,416 which included $109,645 of consulting fees, $107,744 of travel and entertainment expenses and $67,597 of investor relations and promotional expenses.

For the three months ended July 31, 2010, approximately $77,667, respectively, of non-cash stock based compensation expense was reported in SG&A for services to non-employees, principally for business development agreements entered into with entities responsible for advancing our market access in North America, Asia and the European Union.  SG&A costs for the three months ended July 31, 2010 that were paid or payable in cash include approximately $28,000 related to our agreement with the Chertoff Group, L.L.C. and approximately $60,000 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company. There were no expenses related to the agreement with the Chertoff Group or the director and a company with which such director is affiliated in the same period for 2011, since these agreements were terminated in 2010.

SG&A costs include legal and accounting expenses for the three months ended July 31, 2011 that were approximately $179,123 for an increase of $93,032 over amounts for three months ended July 31, 2010 which were approximately $86,091. The increase primarily reflects legal fees incurred in to retain corporate counsel for various matters.

Amortization & depreciation increased to $176,966 for the three months ended July 31, 2011 from the $174,748 reported for the same three months in 2010, as a result of the increased investment in our intellectual property.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $698,557 for the three months ended July 31, 2011. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2010, our net loss was $655,847.  We anticipate we will experience a net loss in fiscal 2011 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Comparison of Results of Operations for the Nine Months ended July 31, 2011 and for the Nine Months ended July 31, 2010.

Revenues :  During the Nine Months ended July 31, 2011, the Company generated revenues of $50,912 as compared to revenues of $15,500 for Nine Months ended July 31, 2010 from the Ogiene® product line as an initial product sample shipment to Kentucky. Our efforts have been focused on sales and marketing of our non regulated Ogiene® product line and our Ygiene® formulation.

Operating Expenses:   Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Total operating expenses for the Nine Months ended July 31, 2011 were $2,173,621 as compared to $3,229,590 for the Nine Months ended July 31, 2010. This variance is explained in more detail in the three subsequent paragraphs below.

Selling, general & administrative (“SG&A”) expenses of $1,644,203 for the Nine Months ended July 31, 2011 included $256,973 of consulting fees which included $289,027 of stock based compensation to the Company’s Chief Scientist for obtaining the EPA approval Ygiene®  206 , $169,259 of travel and entertainment expenses and $132,453 of investor relations and promotional expenses.  SG&A for the Nine Months ended July 31, 2010 were $2,708,254 which included $468,301 of consulting fees, $227,827 of travel and entertainment expenses and $219,230 of investor relations and promotional expenses.

For the Nine Months ended July 31, 2010, approximately $157,632  of non-cash stock based compensation expense was reported for amortization of amounts paid for services to non-employees, principally for business development agreements entered into with entities responsible for advancing our market access in North America, Asia and the European Union.

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

Total legal and accounting expenses for the Nine Months ended July 31, 2011 were approximately $414,461, compared to $1,138,318 for the same period in 2010. The expenses in 2010 reflect costs incurred in responding to the SEC investigation (see note 11 to the interim financial statements for the Nine Months ended July 31, 2010) and the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.

Amortization & depreciation increased to $529,418 for the Nine Months ended July 31, 2011 from the $521,336 reported for the same Nine Months in 2010, as a result of the increased investment in our intellectual property.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $2,253,043 for the Nine Months ended July 31, 2011. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2010, our net loss was $3,281,306.  We anticipate we will experience a net loss in fiscal 2011 as we continue to pursue additional regulatory approvals for the sale and distribution of our products and development of access to global markets.

Liquidity and Capital Resources

We had $20,243 of cash at July 31, 2011.  Cash used in operations for the nine months ended July 31, 2011 was $(706,652). The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with becoming a public company and daily operations of the business, including rent, travel and laboratory costs.

For the Nine Months Ended July 31, 2011, we raised $342,500 of cash from the issuance of our capital stock to fund operations.  We received $325,000 from the issuance of convertible debentures.

For the Nine Months Ended July 31, 2010, we raised $180,000 of cash from the issuance of our capital stock to fund operations.  We received $1,375,000 from the issuance of convertible debentures.

For the three months Ended July 31, 2010, we raised $100,000 from the issuance of convertible debentures.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. While we have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs, we do not expect that our funds will be sufficient to meet our anticipated needs through August 1, 2011 and we will need to raise additional capital during fiscal 2011 to fund the full costs associated with our growth and development. The Company believes that we will be able to generate sales by the second quarter of 2012 and that we will require approximately $5,000,000 in additional capital in order to achieve our goals. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

In conjunction with our 2010 audit, we performed our annual impairment testing during January 2011. In this analysis, we determined that the current carrying value of our Intellectual Property is approximately $11,254,000.

We computed the Intellectual Property value using a discounted cash flow model. In our discounted cash flow analysis, we prepared a ten year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2021. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. We computed the present value of our explicit year cash flows using discount rates ranging from approximately 16% to 18% with various target financing structures during the course of computing our weighted average cost of capital. We specifically considered a range of assumptions for both equity and debt financings; such as risk free interest rate, market risk premium, small cap premium, company specific premium and sensitivity premium. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. The range of Intellectual Property values we derived using the above noted discount amounted to $12,983,000, which exceeds the carrying value of our Intellectual Property by $1,729,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of July 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective as of July 31, 2011 due to material weaknesses as identified below to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our size (a Chief Executive Officer and a Chief Science Officer) dictates that most policies are self policing and adjusted on an ad-hoc basis as required so formal policies are essentially not formed and recorded.  We believe that our weaknesses in internal control over financial reporting and disclosure controls relate in part to the fact we are an emerging business with limited personnel and resources.

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

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the Nine Months ended July 31, 2011, the Company issued 1,810,116 shares of the Company’s common stock for gross proceeds of $342,500 to various investors.

During the Nine Months ended July 31, 2011, the Company issued 185,700 shares for financial advisory and accounting related services, 100,000 shares for legal services, 170,970 shares for marketing and public relations services, 35,000 shares for settlement costs and 1,500 shares for laboratory services of $60,525, $35,000, $58,356 $10,500 and $600, respectively.

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

BIONEUTRAL GROUP, INC.

September 13, 2011	By:	/s/Stephen Browand
Stephen Browand
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)