Form 10-K
period 2011-10-31
BioNeutral Group, Inc
filed 2012-02-10
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File No. 333-149235

BIONEUTRAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0745273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Madison Avenue, Suite 400, Morristown, New Jersey	07960
(Address of principal executive offices)	(Zip Code)

(973) 285-3373
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       ☒    Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the registrant’s common stock, par value $0.00001 per share (“Common Stock”), held by non-affiliates is $33,443,669 computed by reference to the price at which the Common Stock was last sold on April 30, 2011, as reported on the Over-the-Counter Bulletin Board.

As of January 24, 2012, there were 105,609,092 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

BIONEUTRAL GROUP, INC.

PART I

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties. See “Risk Factors - Cautionary Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K.  References to the “Company,” “we,” “us,” or “our” refers to BioNeutral Group, Inc., a Nevada Corporation.

ITEM 1.       BUSINESS

Recent Developments

On January 18, 2012 the Company entered into a Collaborative Agreement (the " Collaborative Agreement") with Saint Barnabas Corporation, a not for profit corporation organized under the laws of the state of New Jersey ("Barnabas Health").  Pursuant to the Collaborative Agreement, the parties agreed to develop protocols for the testing of our Ygiene® 206.  The parties further agreed that Barnabas Health shall assist and collaborate with the Company in testing new sporicidal formulations and applications of Ygiene® 206. All test results and reports will be provided to the Company by Barnabas Health.  In addition, the Collaborative Agreement provides that Barnabas Health shall have the first right to publish in medical or academic journals the results of the testing and evaluation of Ygiene® 206, subject to certain conditions set forth in the Collaborative Agreement. Further, the Company and Barnabas Health have agreed to a division of revenue earned from the use or sale of Ygiene® 206, as set forth in the Collaborative Agreement.  All intellectual property rights relating to Ygiene® 206, and any developments, formulations, uses, applications, enhancements, discoveries, inventions and improvements pertaining thereto, including all uses thereof, shall remain the exclusive property of the Company.

On November 2, 2011 the Company entered into definitive financing and strategic distribution agreements with Vinfluence Pty Ltd ("Vinfluence"), New South Wales, Australia.  The agreements provide for the assumption of, and indemnification for, $2,374,932 of accounts payable and accrued compensation and the assumption of, and indemnification for, $2,070,271 of convertible loans and $2,400,000 of equity capital.  In exchange for cash and future royalties, the Company has also signed a 10-year licensing and distribution agreement with Vinfluence providing for exclusive manufacturing and distribution in Asia and non-exclusive manufacturing and distribution rights in Europe and sales to the US Military to Vinfluence. In connection with the Vinfluence transaction the following agreements were entered into:

1.
Preferred Stock Purchase Agreement - This agreement provides that Vinfluence will purchase 100,000 shares of Series C Convertible Preferred Stock from the Company for an aggregate purchase price of $1,000,000. Vinfluence is obligated to purchase 20,000 shares per month.

2.
Agreement to Assign and Settle Debt - Pursuant to this agreement, Vinfluence agreed to purchase and subsequently cancel certain debt owed by the Company.  In consideration for such purchase, the Company will issue Vinfluence one share of Series B Preferred Stock for every $10 of “Affiliate” debt settled, and one share of Series D Preferred Stock for every $10 of “Non-Affiliate” debt.

3.
Agreement to Assign and Settle Notes - Pursuant to this agreement, Vinfluence agreed to purchase and subsequently cancel certain promissory notes previously issued by the Company that are currently outstanding.  In consideration for such purchase, the Company will issue Vinfluence one share of Series B Preferred Stock for every $10 of “Affiliate” debt settled, and one share of Series D Preferred Stock for every $10 of “Non-Affiliate” debt.

4.
Preferred Stock Drawdown Agreement - Under the terms of this agreement, the Company is granted the right, but not the obligation, to sell to Vinfluence up to $1,400,000 worth of Series E Preferred Stock in monthly increments of up to $200,000.

5.
Agreement to License Invention - Under the terms of this agreement, the Company agreed to grant Vinfluence an exclusive license to commercialize certain intellectual property owned by the Company and its Delaware subsidiary, BioNeutral Laboratories Corporation USA (the "Subsidiary"), within the Territory (as defined therein), as well as a non-exclusive license over such intellectual property in the Optioned Territory (as defined therein).

In connection with the Vinfluence agreements outlined above, On October 31, 2011, the Board of Directors of the Company approved the designation of the following series of Preferred Stock:

1.  Two hundred thirteen thousand four hundred ninety one (213,491) shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into 125 shares of the Company's common stock.

2.  One hundred thousand (100,000) shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 125 shares of the Company's common stock;

3.  Two hundred thirty one thousand and twenty nine (231,029) shares of Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into 125 shares of the Company's common stock; and

4.  One hundred forty thousand shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into the Company's common stock at a conversion price equal to seventy five percent (75%) of the average closing bid price of the Company's common stock, based on the prior 10-day closing price, subject to a floor of $0.08 per share.

During a meeting of the Board of the Company held on October 31, 2011, Mr. Ronald Del Mauro and Mr. Frank Battafarano were appointed as directors of the Board. Their appointments to the Board became effective on November 1, 2011. Mr. Del Mauro served as the Chief Executive Officer of the Saint Barnabas Health Care System since its inception in 1996, and also served as its CEO until 2011.  Mr. Battafarano is currently a Healthcare Consultant focusing on Strategic, Business Development, Operational and Financial Consulting to the Healthcare industry. He is also Chairman Executive Advisory Council of the Acute Long Term Hospital Association; a Washington based Hospital Trade Association.

The Company entered into Indemnification Agreements with each of Mr. Battafarano and Mr. Del Mauro pursuant to which the Company agreed to indemnify them against all losses, claims, damages, expenses and liabilities incurred in connection with any suit, proceeding or claim filed against them by reason of (or arising in part or in whole out of) any event or occurrence related to the fact that they are or were or may be deemed directors of the Company or any parent or subsidiary of the Company, or by reason of any action or inaction on their part while serving in such capacity.

The Company also entered into an agreement with Mr. Battafarano pursuant to which he was appointed as the Chairman of the Board. As compensation for his services, Mr. Battafarano will be reimbursed for all reasonable and necessary business expenses, subject to customary expense reporting requirements and subject to prior approval by the chairman of the Company's audit committee of expenses exceeding $3,000 monthly.  In addition, Mr. Battafarano will receive compensation in the amount of $10,000 per month, payable in arrears on the last business day of each month. Mr. Battafarano will also receive 500,000 shares of restricted common stock of the Company, subject to a repurchase option by the Company at a repurchase price of $.001 per share in the event that he ceases to serve as Chairman for any reason. Such repurchase option shall expire as to 40,000 shares per month for as long as Mr. Battafarano remains as Chairman of the Board.  In addition, Mr. Battafarano will receive an option to purchase 500,000 restricted common stock of the Company upon execution of the agreement. The exercise price for such option shall be the closing price for the Company's common stock as of the execution date. The options shall be exercisable for a period of three (3) years following the date of the agreement and the options shall vest at the rate of 40,000 per month.

The Board appointed Dr. Andrew Kielbania as the Interim Chief Executive Officer of the Company, with such appointment taking effect November 1, 2011. Dr. Kielbania's appointment shall be governed by the employment agreement entered into by the Company and Dr. Andrew Kielbania pursuant to which Dr. Kielbania is to serve as the Company's Interim Chief Executive Officer for a period of six (6) months or until a successor is retained. His salary for such period will be $15,000 a month with certain other benefits. Further, upon the appointment of a new Chief Executive Officer of the Company, Mr. Kielbania shall serve as the Company's Chief Scientific Officer for period of two (2) years. His salary as such will be $10,000 per month, with certain benefits.Dr. Kielbania has served as the Company's Chief Scientific Officer and Secretary since January 30, 2009 and has served as a director of the Company since November 30, 2010. Dr. Kielbania joined the Company as a scientist in 2005. From 2002 to 2005, Dr. Kielbania served as the vice president of Manning Management. He previously held positions at Rohm and Haas where he assumed senior level positions in research and developing. The Company believes Mr. Kielbania is qualified to serve as its Interim Chief Executive Officer based on his scientific knowledge and his management skill.

The Board appointed Tom Thornton, Harry Furey and Steve Warren MD, to its management team.  Mr. Furey and Mr. Warren will serve the Company in consulting roles. They joined Tom Cunningham, who will continue to serve as the Company’s CFA. Tom Thornton has in-depth health care experience, including appointments with GOJO, the manufacturer and marketer of America’s number one instant hand sanitizing product Purell ®. Tom heads up business development and strategic alliances in the United States.

Harry Furey is an equally experienced executive with a history of driving innovative medical product sales. In his career, Harry has established distribution relationships with Owens and Minor, Cardinal Health and other national and regional medical product distributors. Harry leads BioNeutral’s sales efforts to hospitals and related health care accounts, recruiting of sales personnel and establishing channels of distribution for BioNeutral's products.

Steve Warren, MD, DPA, is a practicing long-term care physician. He is concurrently a medical director of several nursing homes, hospices and assisted living facilities. Steve has extensive experience with the aging and rehabilitation population and is active in preventing infections for this patient group. He is Board Certified in Family Medicine and Hospice/Palliative Medicine. Steve is also Board Certified as a wound care professional and has extensive experience as a medical director of a wound care company. He has worked in infection control and the development of hand sanitizers. Steve also speaks on behalf of Eli Lilly as a senior care physician. Steve is working with the medical directors of national organizations with respect to BioNeutral’s technology and its role in helping to reduce health care infections.

The Company moved its headquarters into new executive office space on November 1st at 55 Madison Avenue in Morristown, NJ.

At a meeting held by the Board of Directors of the Company on October 31, 2011, Mr. Stephen Broward resigned from his positions as Chief Executive Officer, President and Chairman of the Board.  Raj Pamani, Michael Francis and Wayne Stratton stepped down from the board.   None of the resignations were the result of any disagreements with the Company.

In connection with the February 28, 2011 approval and registration from the Environmental Protection Agency (the “EPA”) in response to the Company's regulatory application for its Ygiene® 206 sterilant formulation, the Company has secured 32 state approvals to market and distribute Ygiene® 206.  These approvals are primarily in states east of the Mississippi River.  The Company is pursuing approvals in the remaining 18 states as needed.

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

Also on May 3, 2011, the Company announced that the Community Health Network of South Florida (CHI) will introduce Ygiene® to its Product Review Committee for evaluation and potential use among its network of facilities. CHI currently operates seven (7) state-of-the-art primary care centers and twenty-seven (27) school-based programs. Upon approval by the by the Review Committee, the Company anticipates to receive orders for purchase from the CHI.  Recently, the Company has elected to redirect its resources toward other marketing opportunities in the US and is not currently pursuing the approval.

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

On March 25, 2011 the Company announced the appointment of Dr. Stephen Holt, M.D., PhD, a Distinguished Professor of Medicine (Emeritus) and a medical practitioner in New York State, as the Company's Vice Chairman of the Board and Independent Director. Dr. Holt is an independent consultant to the pharmaceutical and dietary supplement industry, and a Board-certified Internist and Sub-Specialist in the United States, Canada, United Kingdom and European Union. On May 26, 2011 Stephen Holt resigned from the Company’s Board of Directors without disagreement. For his services rendered the Company has agreed to issue Dr. Holt 35,000 shares of its common stock for services of $11,550.  The shares were valued at the prevailing quotation prices for the Company's stock at the time of the agreement.
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

On March 1, 2011 the Company’s wholly owned subsidiary, BioNeutral Services, Inc., was approved by the Commissioner of Kentucky's Department for Business Development (the “Department”) for an economic incentive package.  The package provides incentives for companies to relocate and expand their operations into the Commonwealth of Kentucky by agreeing to reimburse certain start up costs and lease expenses for office space.  In addition, there are certain Kentucky based tax incentives which are contingent upon employment by the Company within the Commonwealth of Kentucky.  The estimated total value of these incentives is approximately $250,000 to $300,000 and was received in writing from the Department.  Recently, the Company has elected to redirect its resources toward other marketing opportunities in the US and is not currently pursuing the incentives offered by the Department.

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 sterilant formulation.The recent EPA approval will allow the Company to market certain formulations of its Ygiene® professional disinfectant product, subject to prior approval by each state in which the Company intends to distribute the product. Following EPA approval, the Company has made the determination that at this time the Company's resources are best spent pursuing domestic marketing and distribution opportunities. The high level of investment necessary to achieve meaningful international sales could compromise the company's ability to pursue sales opportunities in its home market and therefore the Company has currently postponed further international efforts. If however international opportunities do arise the Company will assess them on a case by case basis.

On February 3, 2011, the Company formed BioNeutral Services, Inc. (“BNS”), a wholly owned subsidiary of BioNeutral Group, Inc.  with the intent to market and distribute a family of BioNeutral products that represent a new generation of specialty anti-microbial disinfectants, cleaning agents and neutralizers of odors and harmful gases. The company, based in Kentucky, is a specialty cleaning solutions company servicing the healthcare industry and providing environmentally friendly solutions to everyday care.  BNS does not have significant operations at this time.  The Company plans to close this subsidiary in 2012.

Prior to February 3, 2011, the Company has been in discussions with the Kentucky Hospital Association (“KHA”) in order to qualify as an applicant to become an Affinity Partner of the KHA. The Affinity Partner Program provides opportunities for Kentucky hospitals to identify and evaluate pre-screened potential suppliers, consultants and other resources.  As an Affinity Partner the KHA may endorse for use certain of the Company’s products in certain health care settings. The Company believes that achieving affinity partner status would enhance its marketing efforts in Kentucky.  In order to receive such status the Company must submit an Affinity Partner Program Application (the “KHA Application”). Upon submission of the KHA Application, the KHA will perform certain processes of review and evaluation of the applicant and its products subject to a final scoring based on the KHA’s criteria. Upon completion of their review and evaluations, the KHA will then recommend or decline the applicant based on the scoring related to their criteria.  If the product receives Affinity Partner status, a formal license agreement is entered into which allows the product to be marketed and advertised using certain marks and logos of the KHA. A subscription fee would be due at that time as well. The Company desires to achieve Affinity Partner status.  Currently however, the Company has not submitted the KHA Application and there are no immediate plans to do so. There is no contractual arrangement between KHA and the Company. Our affiliation is currently limited to us being approved to apply to be an affinity partner.

The Company previously entered into negotiations with the KHA through its subsidiary Kentucky Hospital Services Corporation LLC "KHSC" to introduce BioNeutral’s Ogiene® and Ygiene® products into its member hospital association.  This arrangement would be contractual in the future, since it is currently contemplated to be in the form of a shared commission agreement to market the products.  At this time the Company does not plan to pursue this arrangement.

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

On January 30, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”), with BioNeutral Laboratories pursuant to which we agreed to issue to the shareholders of BioNeutral Laboratories an aggregate of 44,861,023 shares of our common stock (the “Share Exchange”).

In connection with the Share Exchange, certain shareholders of BioNeutral Laboratories delivered shareholder consents, which we refer to as the "Share Exchange Consents", to BioNeutral Laboratories approving the execution and delivery by BioNeutral Laboratories of the Share Exchange Agreement (the “Consenting Shareholders”).  The Share Exchange Consents did not specify the number of shares of BioNeutral Laboratories common stock to be exchanged by the Consenting Shareholder.  Schedule II to the Share Exchange Agreement, however, contained a list of holders of BioLabs common stock (certain of which shareholders also held BioLabs Series A Preferred Stock), shares of our common stock to be issued to such shareholders, and shares of our common stock to be issued to holders or BioLabs preferred stock.

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

With respect to any shareholder of BioNeutral Laboratories who is not able to confirm that it previously delivered a Share Exchange Consent, we are going to evaluate offering to such persons the ability to exchange their shares of common stock of BioNeutral Laboratories for shares of our common stock on the same terms as would have occurred had such exchange occurred at the time of the consummation of the Share Exchange.  Although we cannot assure you as to the determination we may make, if we were to make such offer, we would likely request that each such stockholder deliver to us a consent that is similar to a Share Exchange Consent and deliver to us for cancellation its certificates representing BioNeutral Laboratories common stock, each in advance of us delivering the applicable stock certificate for our common stock. With respect to shareholders of BioNeutral Laboratories who did not deliver a Share Exchange Consent and to whom we may have caused to be issued stock certificates for shares of our common stock, upon the receipt of notice from such shareholders, we intend to request a Consenting Shareholder Acknowledgment from each of such persons.

With respect to holders of Series A preferred stock of BioNeutral Laboratories who did not receive shares of our common stock in exchange for such preferred stock, we intend to offer to such persons an aggregate of 2,799,910 shares of our common stock in exchange for their shares of Series A preferred stock, in accordance with Schedule II to the Share Exchange Agreement.  We intend to request that such persons execute and deliver a share exchange agreement evidencing such exchange.

For purposes of preparation of our financial statements, we do not treat as outstanding any shares of common stock issued pursuant to the Share Exchange and for which we do not have a record of receiving a Share Exchange Consent.  We made this determination despite the fact that certificates representing certain of such shares of our common stock may have been delivered to the applicable BioLabs shareholder.  We cannot assure you that any person in possession of such shares of common stock but who did not deliver the applicable Share Exchange Consent will not claim ownership of such shares.

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

On February 3, 2011, the Company formed BioNeutral Services, Inc., a wholly owned subsidiary of BioNeutral Group, Inc.  BioNeutral Services to market and distribute several of the Company’s core products. The company, based in Kentucky, currently does not have significant operations. The Company plans to close this subsidiary in 2012.

The Company has a wholly owned subsidiary, Environmental Commercial Technology, Corp. (“ECT”), a Delaware corporation.  ECT has no significant operations.

Business Overview

We are a life science specialty technology corporation focused on commercializing two classes of product formulations: (1) antimicrobials, which are formulations designed to kill certain harmful microscopic living organisms, and (2) bioneutralizers, which are formulations designed to destroy certain agents that are noxious and harmful to health and/or the environment.

In February 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 sterilant formulation. To date we have received approvals for distribution of Ygiene® 206 in 32 states located primarily east of the Mississippi River. The Company will apply for approval in the remaining 18 states on an as needed basis. Our Ogiene™ product does not require federal or state approval for sale and distribution. We are actively engaged in marketing both of our product lines by negotiating with distributors and the staging of product trials. To date, we have not generated any meaningful product revenue.

Products

We currently are focused on the commercialization of two classes of product formulations, antimicrobials and bioneutralizers.  We refer to our antimicrobial formulations as our Ygiene™ products and our bioneutralizer formulations as our Ogiene™ products.  A description of each of these products is set forth below.

Ygiene™

We have developed our Ygiene ™ products with the intent to kill certain harmful microbes, including virulent gram   positive or negative bacteria, viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax. We are designing our Ygiene ™ formulations to target and bind to specific surface proteins and penetrate and alter the cellular structure of such proteins. They are proxy-based and, based on our internal laboratory studies, on a per unit volume basis, we believe it contains more active ingredients than any commercially available antimicrobial known to us.  In laboratory tests conducted by us, our Ygiene™ formulations demonstrated large zones of inhibition (areas on agar plates where growth of control organisms are prevented by antibiotics placed on agar surfaces) and high potency across a wide spectrum of harmful microbes.

We are developing our Ygiene ™ formulations for potential use in a broad range of applications, although the marketing and sale of each Ygiene ™ formulation in the United States and internationally will be subject to U.S. and foreign governmental regulations, respectively.  We believe there are three potential applications of our Ygiene ™ formulations, as set forth below:

•
Military/First Responders/Hospital Sterilant/Specialty Industrial:   We have developed Ygiene ™ formulations for “kill on contact” applications for anthrax and other micro-organisms for use by the military, first responders, hospitals and other special industries.

•
Hospital/Health Care High-Level Disinfectant/Mold Remediation/Industrial Cleansing:   We have developed the Ygiene ™ formulations for sterilant high-level disinfectant applications for Methicillin Resistant Staphylococcus Aureus (MRSA), multi-drug resistant Pseudomonas Aeruginosa, E. Coli, mold and other microbes for use by hospitals and other healthcare facilities, food preparation facilities and other demanding environments, which application we refer to herein as the “Hospital and Industrial Application.”

•
Consumer Products/Light Industrial/Healthcare:  We have developed the Ygiene ™ formulations for sporacidal, bactericidal and virucidal applications in general areas of hospitals, nursing homes and physician and dental offices. We also are considering Ygiene ™ formulations for use as skin sanitizers.

Currently, we are focusing our efforts on the commercialization of our Ygiene ™ formulation for use as a high-level cleansing within the industries of acute and long-term health care, veterinary clinics and hospitals, food and livestock production and processing, commercial mold remediation, and travel based hospitality.  Based on laboratory tests conducted by us, we believe that, under certain laboratory conditions, this Ygiene ™ formulation may be as effective as chlorine bleach or caustic soda for killing certain microbes, without the high level of toxicity generally associated with chlorine bleach or caustic soda.  In these laboratory tests, the Ygiene ™ formulation inhibited the growth of over 200 microbes, including Methicillin resistant Staphylococcus Aureus (MRSA), multi-drug resistant Pseudomonas Aeruginosa and E. coli.

Before we may market and sell any of our Ygiene ™ formulations in the United States, the Ygiene ™ formulation, regardless of their intended applications, must be registered with respect to each disinfectant claim for such formulation with the U.S. Environmental Protection Agency, or the EPA.  Similarly, before we may market and sell any Ygiene ™ formulation in any foreign country, the Ygiene ™ formulation must be registered with the appropriate agencies of such foreign country.  Our Ygiene ™ formulation that we intend to market for the Hospital and Industrial Application has been registered with the EPA with respect to its disinfectant claims for marketing and sale in the United States and subsequently approved for sale and distribution 32 states in the US.  It has also been registered for marketing and sale in Germany.

Ogiene™

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

We believe our Ogiene™ formulations provide fast delivery capabilities of active ingredients and can eliminate or reduce a broad range of gases. We believe this is important since household, institutional and industrial odors and irritating gases can be the result of either a single odoriferous compound or the result of a multiplicity of odoriferous compounds or components. These odor causing components include various organic carboxylic acids, aldehydes, ketones, amines, mercaptans, sulfides, disulfides and esters. In addition, various inorganic compounds such as ammonia, hydrogen sulfide and sulfur dioxide may add to the complexity of specific odors.  Laboratory tests conducted by us have demonstrated that in certain laboratory conditions our Ogiene™ formulations can reduce or eliminate the following:

•	formaldehyde;

•	ammonia and carbon dioxide;

•	sulfur dioxide/ nitrogen oxide (green house gases); and

•	cigar smoke

In general, our Ygiene™ and Ogiene™ formulations have shown the following capabilities in laboratory tests conducted by us:

•	Our formulations have killed spores, bacteria and viruses at room temperature.

•	We can manipulate our products, depending upon the needs of customers, to address requirements that can vary as follows:

o	the kill time from minutes to seconds;

o	the breadth of kill; and

o	the class of target organisms.

•	Our formulations are stable, non-corrosive, nonflammable and water soluble.

•	Our formulations can be applied as a liquid, wet wipe, spray, mist/fog or foam/froth and can be applied to air, surface and water.

Our Customers

To date, we have not significant sales of any of our current products. We plan to market and sell our products for high level cleaning, sanitizing and odor elimination to consumers, acute and long term health care facilities, veterinary clinics and hospitals, livestock production and processing facilities, food processing and packaging, nutraceutical and pharmaceutical processing, biotechnical clean rooms, commercial mold remediation, hospitality and lodging, first responders, waste-water treatment, power generation and military chemical firms in the United States and overseas.

Marketing

We have assembled a small but experienced business team composed of individuals we believe to be highly capable to market, license, sell and distribute our products in the United States. We intend to sell our products directly to the end user and through distribution channels. As our products attract and gain wider acceptance in the US marketplace, we intend to develop an international sales presence in the future. Potential customers include hotels, restaurants and hospitals and those engaged in the military, power generation, mold remediation, surgical equipment sterilization and waste-water treatment industries.

Competition

The markets for our Ogiene™ and Ygiene™ products are highly competitive. We have a number of competitors that vary in size and scope and breadth of products offered.  Such competitors include some of the largest corporations in the world, and we believe substantially all of our competitors have greater financial resources than we do, including in the areas of sales, marketing, and branding and product development.  We expect to face additional competition from other competitors in the future.

Current competitors include Clorox and other products including Formula 409 from The Clorox Company, Lysol and other cleaning products from Reckitt Benckiser, and laundry products including Tide and Downy from Procter & Gamble.  Companies offering competitive industrial cleaning and sanitizing products include such companies as Ecolab, Inc., Steris Corporation and SC Johnson.  Although these large competitors have significant market share in the disinfectant and cleaning product markets, product comparison tests that were either supported or conducted by BioNeutral indicate the superiority of BioNeutral products as effective antimicrobials, disinfectants, surface cleaners, laundry cleaners, stain removers, and odor neutralizers.

Since Ogiene™ and Ygiene™ are new formulations enhanced from our initial base formulas, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products developed by our competitors in our relevant target markets.  Even if our Ogiene™ and Ygiene™ formulations have technological competitive advantages over competing products, we or potential distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders.  Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us.  To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us.  We recognize that innovative marketing methods may be required in order to establish our products, and that such methods may not be successful.

Intellectual Properties

Our intellectual property includes patent applications for our formulations and our manufacturing processes, and applications to register the trademarks BioNeutral™, AutoNeutral™, Ogiene™,  Ygiene™, Collagiene™, Spore No More™  and the tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™.

Intellectual Property

We believe our patent claims are unique within our chemical composition space.  We believe prior lab and field tests completed by us have verified approximately 80 potential applications.  As we continue to utilize our technology platform and complement our product offerings, we plan to protect our technology and products by filing appropriate patent applications covering such technology.

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

Trademarks

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene®, based on our intent to use each of these marks in commerce. In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce. From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company submitted again applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene® prior to the Company’s resubmission of its applications. Subsequently in 2011, the Company received trademark registration from the USPTO for Ygiene®, Ogiene® and the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®. The Company intends to pursue with the Trademark Trial and Appeal Board an opposition to PURE Bioscience's application with respect to BioNeutral™. The Company cannot assure you that it will be successful in such opposition.  In May 2011, the Company received notice that PURE Bioscience filed a petition with the USPTO for cancellation of the Company’s Ygiene® registration. The Company is pursuing a vigorous opposition to the petition for cancellation; however the Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.

We have entered into confidentiality agreements with certain third parties in an attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies. We have entered into such agreements with our directors, officers and employees.  Accordingly, we may not have sufficient protections for our technology and our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

Research and Development

We conduct our primary research and development activities in-house, and use third-party laboratories to conduct independent testing.  Research and development expenditures were approximately $631,000 and $265,000 for the fiscal year ended October 31, 2011 and 2010, respectively. No amounts incurred for Research and Development were borne directly by customers.

Manufacturing

We currently have limited manufacturing capabilities.  If and when we have available capital resources, we anticipate considering engaging (1) a contract manufacturers to produce finished products, which can be resold to our distributors/customers in Germany and after we obtain the requisite EPA and/or U.S. Food & Drug Administration clearance, in the United States; and (2) a contract manufacturer to produce the component which may be sold to a customer who may manufacture the finished products for mass distribution using the customer’s brand name.

The active and inactive ingredients in our concentrated and ready-to-use products are readily available from multiple chemical supply companies.

Raw Materials

The active and inactive ingredients in our concentrated and ready-to-use products are readily available from multiple chemical supply companies

Governmental Regulation

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which regulations vary substantially from country to country. The time required in obtaining registration, clearance or approval by the United States or any foreign country may cannot be determined with certainty, and each jurisdiction may have varying requirements may be different. There can be no assurance that we will be successful in obtaining or maintaining necessary registrations, clearances or approvals to market any of our current or future products in the United States or certain foreign countries.

Some of our current or future products are or may be subject to the Federal Insecticide, Fungicide and Rodenticide Act, or FIFRA.  The objective of FIFRA is to provide federal control of pesticide distribution, sale, and use. All pesticides used in the United States must be registered with or licensed by the EPA.  Registration assures that pesticides will be properly labeled and that, if used in accordance with specifications, they will not cause unreasonable harm to the environment.  Use of each registered pesticide must be consistent with use directions contained on the label or labeling.  Each application for registration of a pesticide product with the EPA must include the results of laboratory testing conducted in accordance with the EPA's Good Laboratory Practice Standards (GLP), which standards are designed to ensure the quality and integrity of test data submitted to the EPA in support of a pesticide product registration. These laboratory tests generally are conducted to demonstrate the efficacy, toxicity and certain physical characteristics of the pesticide product.  When the GLP testing for a pesticide product is complete, an application demonstrating that the product candidate does not have unreasonable adverse impacts on health or the environment and that is effective for its intended use must be submitted to the EPA for its consideration.  The registration application must include the proposed product label and claims to be made for the product and explain permissible uses and required conditions for use; it must include data to support registration relating to product and residue chemistry, toxicology, environmental fate, eco-toxicology, exposure data, and for public health pesticides such as antimicrobials, efficacy data consistent with EPA’s data requirement standards.  The EPA reviews, evaluates, and analyzes the required data over a period of months, ranging from 6-8 months upwards to 20 or more, depending on the complexity of the product and its usage, whether its active ingredient has been registered previously and other factors.  A cost-benefit analysis of the scientific data based on environmental, societal and economic variables is used by the EPA to determine the acceptable uses and conditions for use of the pesticide.  The standard of analysis requires that the pesticide and its acceptable uses not cause harm to human health with reasonable certainty or pose unreasonable risks to the environment.  During its review, the agency may request that studies need to be repeated, or additional studies may need to be conducted and new data submitted.  The EPA staff evaluates risk assessment results and makes a decision based on risks versus benefits in light of the proposed use of the product.  The EPA also may require changes in proposed labeling, uses, and application methods to mitigate risks to human health or the environment.  For a new product with a new active ingredient that has low risk, the estimated time for the EPA to complete review of a registration submission is approximately 15 months.  See “Item 1A.  Risk Factors - We may not obtain the necessary U.S. or worldwide regulatory registrations, clearances or approvals to commercialize our products, and if we cannot commercialize our products, we will not become profitable.”

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

Our Ygiene™ formulations are considered pesticides under FIFRA and require registration with the EPA and approval of each proposed disinfectant claim to be made.  We have obtained EPA registration of our Ygiene™ formulation for disinfectant claims with respect to the Hospital and Industrial Application.

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

Employees

As of February 3, 2012, we had three full-time employees. We have part-time consultants devoting time to us. None of our employees are represented by union or collective bargaining agreements. We believe that our relationships with our employees are good.

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

The Company holds the opinion of which the SAR and RSU Shares were not earned by the Chertoff Group under the terms provided for within the agreements.  Therefore, the Company has not issued the SAR’s or RSU Shares, nor does it intend to. Accordingly, the Company has not recorded any expense in connection with the SAR’s or RSU Shares.

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

We have not generated significant product revenues to date. We incurred net losses of approximately $2.819 million, after consideration of $224,812 attributable to the Non-Controlling interest's share of the net loss, for the year ended October 31, 2011. For the year ended October 31, 2010, we had net losses of approximately $3.502 million, after consideration of $331,728 attributable to the Non-Controlling interest's share of the net loss, for the year ended October 31, 2010. Our auditors have concluded that our net losses negative cash flow and accumulated deficit as of October 31, 2011 raise substantial doubt about our ability to continue as a going concern.

For the current 2012 fiscal year, we have a total of $2.4 million committed to the Company in the form of equity financing, which to date, we have received $600,000. We may need to raise substantial additional funds or take other measures within the current fiscal year in order to continue our operations.  Our future capital requirements will depend on numerous factors, including:

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

Our ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated.  As such, there can be no assurance that our plans to raise additional financing will be successful or sufficient in order to sustain our operations over the next year.

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

Management has concluded that our internal controls over financial reporting were ineffective as of October 31, 2011.

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

We failed to file federal tax returns for the fiscal years ended December 31, 2007 and the ten months ended October 31, 2008 and for the fiscal year ended October 31, 2010 and 2009. We have also failed to file any New Jersey state tax returns. We cannot assure you that we will not incur fines and penalties for failure to file such tax returns.

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

We have not commenced the marketing and sale of our bioneutralizer, odor controllers and antimicrobial applications and have generated no significant revenues to date. Consequently, our historical results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. These risks include:

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

We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Independent GLP tests are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The laboratory testing process is also time consuming. The GLP laboratory tests with respect to the impacts on health and the environment of our Ygiene™ formulation was completed in January 2010, with positive result for submission to the EPA. The GLP laboratory tests with respect to the efficacy and physical characteristics of the Ygiene™ formulation was completed during July 2010. On August 19, 2010, the Company submitted its application to the U.S. Environmental Protection Agency of the Company’s Ygiene antimicrobial for approval for use as a bactericide, fungicide, sporicide on hard, non-porous surfaces in hospitals, health care facilities and other commercial uses. The Company received approval and registration for Ygiene 206 on February 28, 2011.

If other products we may develop in the future are completed as planned, we cannot be certain that their results will support our product claims. The GLP testing may fail to demonstrate that our product candidates are effective for indicated use or meet the EPA's standards with respect to the impacts on health and the environment. This failure would cause us to abandon a product formulation and may delay development of other products. Any delay in, or termination of, GLP testing will delay the filing of our applications with the EPA and, ultimately, our ability to commercialize our products and generate product revenues.

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

If we are not able to manage rapid growth effectively, we may not become profitable.

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

Our present and future performance will depend on the continued service of our senior management personnel. Our key employee is Dr. Andy Kielbania, our Chief Scientific Officer and Interim Chief Executive Officer. We currently have a 2 year contract with Mr. Kielbania as our Chief Scientific Officer. The loss of the services of this individual could have a material and adverse effect on us and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel. We currently do not have long term employment agreements with our officers. We do not maintain any key man life insurance on any of our key personnel.

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

We have filed U.S. and foreign patent applications for our intellectual property as well as applications in the U.S. and European Community for the registration of our trademarks, BioNeutral ™   Ygiene ™   and Ogiene ™. We have also filed an application in the U.S. to register our tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™.  We may not be successful in obtaining the Intellectual Property or trademark registrations, and we may be unable to obtain additional patent and trademark protection in the future.  Further, the scope of the Intellectual Property and trademarks we may obtain could potentially be inadequate to encompass our commercial operations.  Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain.  It is possible that, despite our efforts, competitors or others will create and use products in violation of our Intellectual Property and/or adopt service names similar to our service names or otherwise misappropriate our intellectual property.  Such patent infringement or misappropriation could have a material adverse effect on our business.  Any unauthorized production of our products, whether in the U.S. or overseas, would or could reduce our own sales of products, thereby reducing, perhaps significantly, our actual or potential profits.  Adopting similar names and trademarks by competitors could lead to customer confusion.  Any claims or customer confusion related to our trademarks could negatively affect our business.

Litigation or other action may be necessary to enforce our intellectual property rights and protect our trade secrets.  If third parties apply to register our trademarks in the U.S. or other countries, we may oppose those applications and may be required to participate in proceedings before the regulatory agencies who determine priority of rights to such trademarks.  We currently are opposing applications for registration by a third party of our trademark BioNeutral ™; however, there can be no assurance that we will prevail with such opposition.  Such administrative proceedings and any other litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.  See “Item 3.  Legal Proceedings.”

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

We currently have no significant sales.  We are developing our marketing and distribution capabilities.  While we anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products, there is no assurance that we will be able to do so.  Significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise.  There can also be no assurance that we will be able to develop in-house sales capabilities or that we will be able to market and sell our product in the United States or overseas, which would adversely affect the results of our operations.

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

We have no experience in manufacturing products and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to manufacture our own products.  If we receive the requisite approvals to market and sell any of our products, we intend to contract with one or more manufacturers to manufacture our products. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

Our common stock is quoted on the OTCBB.  Trading volume of OTCBB stocks have been historically lower and more volatile than stocks traded on an exchange.  Quoting of our stock on the OTCBB could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any.  Trading on the OTCBB may also reduce the fair market value of our common stock and have an adverse effect on our ability to raise capital in the public of private equity markets or to acquire other companies or technologies by using common stock as consideration.

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

As of January 24, 2012 there were approximately 105,609,092 shares of our common stock and approximately 150 holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The shares of our common stock issued in connection with the consummation of the Share Exchange which is a large number of shares relative to the trading volume of our common stock, may be eligible for resale under Rule 144 following the date on which we file this Annual Report so long as the applicable conditions contained in Rule 144(i) are satisfied. The market price of our common stock could fall if the holders of these shares sell them or are perceived by the market as intending to sell them.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.       PROPERTIES

Our executive offices are located at 55 Madison Avenue, Suite 400, Morristown, NJ  07960.  Our office located in Morristown consists of approximately 600 square feet of office space. We currently occupy this space pursuant to a lease which began on November 1, 2011 and expires on October 31, 2012.  Pursuant to the lease, we pay rent in the amount of $4,998 per month.

We lease facilities at the New Jersey Institute of Technology (“NJIT”), located at 211 Warren Street, Newark, New Jersey 07103 which consist of approximately 519 square feet of office space and approximately 590 square feet of laboratory space. We currently occupy this space pursuant to a lease which began on September 1, 2005 and was renewed every year since inception. The current lease has been renewed on September 1, 2011 and expires on August 31, 2012, subject to our option to renew the lease for an additional one year period on terms and conditions set forth therein. All leases at the NJIT campus are limited to a one year term. Pursuant to the lease, we are required to pay rent in the amount of $3,019 per month. Such rental payment includes all common area maintenance costs.

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

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene®, based on its intent to use each of these marks in commerce. In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce. From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company submitted again applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene® prior to the Company’s resubmission of its applications. Subsequently in 2011, the Company received trademark registration from the USPTO for Ygiene®, Ogiene® and the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®. The Company intends to pursue the Trademark Trial and Appeal Board an opposition to PURE Bioscience's application with respect to BioNeutral™. The Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.  In May 2011, the Company received notice that PURE Bioscience filed a petition with the USPTO for cancellation of the Company’s Ygiene® registration. The Company intends to pursue a vigorous opposition to the petition for cancellation; however the Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.

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

PART II.

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol “BONU.OB” since February 20, 2009. Prior to February 20, 2009, there was no public trading market for our shares of common stock. The following table sets forth the range of quarterly high and low sales prices of our common stock as reported for the periods indicated:

	High	Low
January 31, 2010	$1.09	$0.43
April 30, 2010	$0.75	$0.20
July 31, 2010	$0.95	$0.36
October 31, 2010	$0.55	$0.29
January 31, 2011	$0.50	$0.39
April 30, 2011	$0.77	$0.33
July 31, 2011	$0.38	$0.25
October 31, 2011	$0.25	$0.08
January 31, 2012	$0.28	$0.09

As of January 15, 2012 there were approximately 150 holders of record of our common stock.

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

Unregistered Sales and Issuance of Equity Securities.

The following is a description of issuances of shares of our equity securities that were not registered under the Securities Act during the year ended October 31, 2011 and which shares were not previously disclosed by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

As a result of the above transaction, the company is disputing the issuance 2,634,730 shares of common stock. The outcome of this dispute is expected to be resolved in the near future.

During the years ended October 31, 2011 and 2010, various holders of our preferred shares exchanged 24,269 and 196,238, respectively, of Series A Preferred shares into 242,690 and 1,962,380 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

Equity Issuance

During the years ended October 31, 2011 and October 31, 2010, the Company issued 1,810,116 and 735,715 shares of the Company’s common stock for gross proceeds of $342,500 and $180,000, respectively, to various investors. All of such shares were issued pursuant to an exemption from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.  Each individual investor represented to us, among other things, that such investor is a sophisticated investor with access to all relevant information necessary to evaluate its investment and that the purchased shares were being acquired for investment purposes only.

Shares Issued Pursuant to Consulting Agreements

During the years ended October 31, 2011 and 2010, the Company issued an aggregate of 1,683,713 and 593,510 shares of common stock for professional services having a value of $516,517 and $230,500, respectively.  The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

Shares issued in the above paragraph are valued at the market price during the period for which services were provided.

Other Equity Issuances

During the years ended October 31, 2011and 2010 and in connection with the Share Exchange (as defined below), various non-controlling interests exchanged 1,199,458 and 1,572,044 shares of BioLabs common stock for the same number of shares of the Company common stock.

Convertible Debt Capital Funding

The Company issued unsecured promissory notes to Michael D. Francis, (“Francis”) a shareholder and former member of the board of directors of the Company.  On January 4, 2010, the Company issued (i) an unsecured promissory note in the amount of $250,000, a (ii) a second unsecured promissory note in the amount of $250,000, on March 15, 2010 of which $100,000 was drawn down by the Company on March 15, 2010 and $150,000 on April 1, 2010, (iii) a third secured promissory note in the amount of $100,000 on April 30, 2010 with an original issuance date of April 26, 2010, (v) a fourth unsecured promissory note in the amount of $25,000 on July 7, 2010, and (vi) a fifth unsecured promissory note in the amount of $75,000 on December 10, 2010 (all such notes issued to Mr. Francis are collectively referred to as the “Francis Notes”).

The Company issued six unsecured promissory notes to Capara Investments, (“Capara”). On November 13, 2009, the Company issued (i) an unsecured promissory note to Francis in the amount of $250,000,   (ii) a second unsecured promissory note to Capara Investments on January 4, 2010 in the amount of $250,000, (iii) a third unsecured promissory note to Capara Investments on September 2, 2010 in the amount of $25,000, (iv) a fourth unsecured promissory note to Capara Investments on October 13, 2010 in the amount of $25,000, (v) a fifth unsecured promissory note to Capara Investments on June 1, 2011 in the amount of $50,000, a (vi) a sixth unsecured promissory note to Capara Investments on July 1, 2011 in the amount of $50,000, and a seventh unsecured promissory note to Capara Investments on October 24, 2011 in the amount of $5,000.  The sole member of Capara Investments, Raj Pamani, is a former member of our Board and a shareholder of the Company (all such notes issued to Capara are collectively referred to as the “Capara Notes”).

The Company issued an unsecured promissory note to Herbert Kozlov, (“Kozlov”) a shareholder of the Company, on December 6, 2010, which issuance resulted in gross proceeds to the Company of $50,000 (all such notes issued to Kozlov are collectively referred to as the “Kozlov Notes”).

The Francis Notes, Capara Notes and the Kozlov Notes are sometimes referred to herein as the “Shareholder Notes”. The Shareholder Notes resulted in gross proceeds to the Company of $1,655,000.

Each of the Shareholders Notes bears an 8% annual interest rate,  is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in each of the Shareholder Notes), will automatically be exchanged for, solely at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Shareholder Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange (the Kozlov Note provides for an exchange rate of (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange).   On each three (3) month anniversary of the issuance of each Shareholder Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Shareholder Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Shareholder Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Shareholder Note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

The Company issued two unsecured promissory notes to Blackbeth Holdings Ltd (“Blackbeth Notes”). On October 28, 2010, the Company issued (i) an unsecured promissory note to Blackbeth Holdings Ltd in the amount of $50,000 and (ii) on August 1, 2011 the Company issued (ii) an unsecured promissory note to Blackbeth Holdings Ltd in the amount of $50,000.

The Company issued an unsecured promissory note to River Falls Financial Services, LLC, (“River Falls Note”) on December 20, 2010, which issuance resulted in gross proceeds to the Company of $100,000.

The Blackbeth Notes and the River Falls Note are sometimes referred to herein as the “Unrelated Party Notes”. The Shareholder Notes resulted in gross proceeds to the Company of $200,000.

Each of the Unrelated Party Notes bears an 8% annual interest rate,  is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in each of the Unrelated Party Notes), will automatically be exchanged for, solely at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Unrelated Party Note by (y) the lower of (i) $0.40 and (ii) the Fair Market Value (as defined in the Unrelated Party Notes) of one share of our common stock as of the date of such exchange (the Blackbeth Note issued on August 1, 2011 assumes an exchange rate of (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Unrelated Party Notes) of one share of our common stock as of the date of such exchange).  On each three (3) month anniversary of the issuance of each Unrelated Party Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Unrelated Party Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Unrelated Party Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Unrelated Party Note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

The Company issued two unsecured promissory notes to Asher Enterprises, Inc. (“Asher Notes”, “the Holder”) on August 18, 2011 and September 15, 2011 (“the Issue Dates”) which issuances resulted in gross proceeds to the Company of $60,000 and $42,500, respectively.  The notes bear an 8% annual interest rate, is due and payable with unpaid interest in cash on May 22, 2012 and June 19, 2012 (“the Maturity Dates”).The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal at the Conversion Price which is the product obtained by multiplying 58% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.

Accrued and unpaid interest is added to the unpaid principal amount of the Director Notes, Shareholder Note, Unrelated Party Notes and the Asher Notes every three months. Interest expense on the Director Notes, Shareholder Note, Unrelated Party Notes and the Asher Notes for the year ended October 31, 2011 and 2010 was $151,771 and $87,097, respectively. As of October 31, 2011 and October 31, 2010, $211,833 and $70,646, respectively, of accrued interest was added to the principal amount of the Director Notes, Shareholder Note, Unrelated Party Notes and the Asher Notes.

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

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which vary substantially from country to country.  The marketing and sale of our Ygiene ™ products in the United States, is subject to EPA registration and in some cases, FDA clearance, and we cannot market and sell any of such products in the United States until such registration or clearance is obtained.  We do not believe the marketing sale of our Ogiene ™   products are subject to EPA registration or FDA clearance.  We have not sold significant amounts of our Ygiene ™ or Ogiene ™ products to date.  We currently are focusing our efforts and resources on obtaining the registrations, clearances and approvals necessary to marketing and selling our Ygiene ™ products in the United States; however, we cannot assure you that we will be have the financial resources to do so or that such registrations, clearances and approvals will be obtained on a timely basis, if at all.

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2011 was focused on leveraging developments in the United States for our Ygiene™ professional disinfectant product and continuing our work within the regulatory process of the U.S. for EPA registration of additional variations of Ygiene™.  Our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product were registered and approved with the US EPA on February 28, 2011.  Subsequently, we have registered Ygiene™ in 32 US states for sale and distribution. Our Ygiene™ was registered with the German Bundesanstalt für Arbeitsschutz und Arbeitsmedizin, a German government sanctioned institute for safety and health, on January 5, 2010 and November 30, 2009, respectively.  As a result of such registrations, we are permitted to sell such Ygiene™ based products in Germany, although we have not sold any of our products in Germany and currently do not have adequate resources to attempt to make any such sales or to have our products manufactured for sale.  We believe these registrations present us with a strong and dynamic platform for accessing well developed global markets for commercial use of our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product.

Currently, we are focusing our efforts on the development and commercialization of Ygiene ™ formulation for the Hospital and Industrial Application.  We are developing our Ogiene™ products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene™ formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.

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

Results of Operations

Comparison of Results of Operations for Fiscal Year Ended October 31, 2011 (“fiscal 2011”) and the Fiscal Year Ended October 31, 2010 (“fiscal 2010”).

Revenues :  During fiscal 2011 the Company generated revenues of $53,579 as compared to revenues of $15,500 for fiscal 2010 from the Ogiene™  product line from a distributor that is focusing on distribution of our Ogiene™  odor eliminator and multipurpose cleaner. Our efforts have been focused on sales and marketing of our non-regulated Ogiene™  product line as well the sale of our Ygiene™ formulation for the Hospital and Industrial Application in the United States where the product has been registered for marketing and sale.

Operating Expenses:   Operating expenses were $2,937,412 for fiscal 2011 and $3,749,602 for fiscal 2010 for a 22% decrease of $(812,190).  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Selling, general & administrative (“SG&A”) expenses were $2,230,584 for fiscal 2011 and $3,052,852 for fiscal 2010 for a 27% decrease of $(822,268). Fiscal 2011 SG&A expenses decreased primarily due to reduced professional services fees in fiscal 2011 that were incurred during fiscal 2010 related to the EPA approval of Ygiene® 206 sterilant formulation and other matters. As a result, professional fees decreased from $1,224,443 to 548,309. Fiscal 2011 Research and Development expenses included non-cash stock-based compensation to Dr. Andrew Kielbania of $289,027 and accrued compensation of $200,000 for a total of compensation of $489,027. Mr. Kielbania was compensated at $120,000 for fiscal 2010. These items caused our Research and Development costs to increase to $630,768 from $264,810.

31

SG&A costs for fiscal 2010 include approximately $159,208 related to our agreement with the Chertoff Group, L.L.C., an aggregate of approximately $189,900 to a director and a company with which such director is affiliated under agreements we have with the director and his affiliated company, and $91,300 for independent consulting expenses.

Amortization & depreciation increased to $706,828 in fiscal 2011 from the $696,750 reported in fiscal 2010 as a result of the increased investment in our intellectual property.

We anticipate operating expenses will increase for fiscal 2012.  We anticipate increased legal, accounting and investor relations fees related to being public and the regulatory processes involved with registration, clearance or approval of our products for sale in global markets.  We also anticipate we will need to add up to five additional employees to our professional and support staff, as part of our growth and development.

Net loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $3,060,721 for fiscal 2011. The discussion of operating expenses identifies the elements of the net loss.  In 2010, our net loss was $3,833,324.  We anticipate we will experience a net loss in fiscal 2012 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Analysis of Impairment

In conjunction with our 2011 audit, we performed our annual impairment testing during January 2012.  In this analysis, we determined that the current carrying value of our Intellectual Property was $10,699,446.

We computed the Intellectual Property value of using an undiscounted cash model. In our undiscounted cash flow analysis, we prepared a five year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2016. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. We then multiplied our cash flows by a marginal federal and state tax rate of 40% to derive our after-tax yearly cash flows. The range of Intellectual Property values we derived using the above amounted to $39,391,088, which exceeds the carrying value of our Intellectual Property of $10,669,446.

Liquidity and Capital Resources

We had $3,215 of cash at October 31, 2011.  Cash used by operations for fiscal 2011 was $879,181. The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with becoming a public company and daily operations of the business, including rent and travel and laboratory costs.

In fiscal 2011, we raised $342,500 of cash from the issuance of our capital stock to fund operations.  We received $482,500 from the issuance of convertible debentures.

In fiscal 2010, we raised $180,000 of cash from the issuance of our capital stock to fund operations.  We received $1,475,000 from the issuance of convertible debentures.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. While we have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs.  For the period February 2012 through October 2012 Vinfluence has committed to provide equity financing in the amount of $200,000 per month for a total of $1.8 million.   The Company believes that we will be able to generate significant sales by the fourth  quarter of 2012 providing for sufficient cash flows to supplement our equity financing.  If we are able to execute our plan, the Company can begin to accumulate cash reserves.  There is no assurance however that our funds will be sufficient to meet our anticipated needs through our fiscal year 2012, and we may need to raise additional capital during fiscal 2012 to fund the full costs associated with our growth and development. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

In November 2011, the Company initiated a plan to restructure most aspects of management and operations.  Pursuant to the plan the Company retained new management and board of director’s representatives with experience in acute care hospitals, long-term health care and consumer oriented hygiene based products.  In addition, on November 2, 2011 the Company entered into definitive financing and strategic distribution agreements with Vinfluence Pty Ltd ("Vinfluence"), New South Wales, Australia.  The agreements provide for the assumption of, and indemnification for, $2,374,932 of accounts payable and accrued compensation and the assumption of, and indemnification for, $2,070,271 of convertible loans and $2,400,000 of equity capital.  In exchange for cash and future royalties, the Company has also signed a 10-year licensing and distribution agreement with Vinfluence for exclusive manufacturing and distribution in Asia and non-exclusive manufacturing and distribution rights in Europe and sales to the US Military. In connection with the Vinfluence transaction the following agreements were entered into:

1.
Preferred Stock Purchase Agreement - This agreement provides that Vinfluence will purchase 100,000 shares of Series C Convertible Preferred Stock from the Company for an aggregate purchase price of $1,000,000. Vinfluence is obligated to purchase 20,000 shares per month.

2.
Agreement to Assign and Settle Debt - Pursuant to this agreement, Vinfluence agreed to purchase and subsequently cancel certain debt owed by the Company.  In consideration for such purchase, the Company will issue Vinfluence one share of Series B Preferred Stock for every $10 of “Affiliate” debt settled, and one share of Series D Preferred Stock for every $10 of “Non-Affiliate” debt.

3.
Agreement to Assign and Settle Notes - Pursuant to this agreement, Vinfluence agreed to purchase and subsequently cancel certain promissory notes previously issued by the Company that are currently outstanding. In consideration for such purchase, the Company will issue Vinfluence one share of Series B Preferred Stock for every $10 of “Affiliate” debt settled, and one share of Series D Preferred Stock for every $10 of “Non-Affiliate” debt.

4.
Preferred Stock Drawdown Agreement - Under the terms of this agreement, the Company is granted the right, but not the obligation, to sell to Vinfluence up to $1,400,000 worth of Series E Preferred Stock in monthly increments of up to $200,000.

5.
Agreement to License Invention - Under the terms of this agreement, the Company agreed to grant Vinfluence an exclusive license to commercialize certain intellectual property owned by the Company and its Delaware subsidiary, BioNeutral Laboratories Corporation USA (the "Subsidiary"), within the Territory (as defined therein), as well as a non-exclusive license over such intellectual property in the Optioned Territory (as defined therein).

As of February 7, 2012 the Company and in connection with the Vinfluence transactions outlined above, the Company has exchanged 213,491 and 231,029 shares of Series B Preferred Stock and Series D Preferred Stock, respectively, in exchange for the settlement and release of $2,374,932 and $2,070,271 of accounts payable and accrued compensation, and notes payable, respectively.  On December 4, 2011, 160,000 shares of Series B Preferred Stock were converted to 20,000,000 shares of the Company’s common stock.  The Company has received 3 payments of $200,000 in consideration for the issuance of Series C Preferred Stock pursuant to the Preferred Stock Purchase Agreement.  The Company has 2 payments remaining of $200,000 each in February and March 2012 under the Preferred Stock Purchase Agreement.  In addition, the Company has the option to begin drawing at the rate of $200,000 per month for seven consecutive months beginning in April 2012 under the Preferred Stock Drawdown Agreement.

The balance sheet impacts of the Series B Preferred Stock and Series D Preferred Stock issuances are summarized and presented in the following Consolidated Pro Forma Balance Sheet.  On a Pro Forma basis, the Company’s working capital deficit improved from a deficit of $(2,930,223) to a deficit of $(550,262), and convertible loans were eliminated.

BIONEUTRAL GROUP, INC
CONSOLIDATED PRO FORMA BALANCE SHEET
IF THE REFINANCING AND RESTRUCTURING OCCURRED OCTOBER 31, 2011

ASSETS

	October 31, 2011	Vinfluence	October 31, 2011
	Audited	Debt Settlements	Pro Forma
Current Assets
Cash	$3,215	$-	$3,215
Accounts Receivable - Net	345	-	345
Inventory	4,418	-	4,418
Prepaid Expenses-Related Parties	5,431	-	5,431
	13,409	-	13,409
Total Current Assets

Property & Equipment - Net	781	-	781
Intellectual Property - Net	10,699,446	-	10,699,446
Other Assets	2,500	-	2,500

TOTAL ASSETS	$10,716,136	$-	$10,716,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current portion of Notes Payable	$102,500	$-	$102,500
Accounts Payable and Accrued Expense	1,657,947	(1,516,352)	141,595
Accrued Compensation	1,105,610	(858,580)	247,030
Related Party Payables	77,575	(4,437)	73,138
Current Liabilities	2,943,632	(2,379,369)	564,263

Long Term Liabilities
Convertible Loans From Unrelated Party	210,241	(210,241)	-
Convertible Loans From Stockholders	1,855,593	(1,855,593)	-
Total Long Term Liabilities	2,065,834	(2,065,834)	-

TOTAL LIABILITIES	5,009,466	(4,445,203)	564,263

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Common Stock, $.00001 Par Value; 200,000,000 shares authorized, 79,579,292 issued and outstanding at October 31, 2011	795	200	995
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with 444,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 issued and outstanding at October 31, 2011
Preference Liquidation Value $534,910 at October 31, 2011		53	53
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 231,029 issued and outstanding at October 31, 2011
Preference Liquidation Value $2,310,290 at October 31, 2011	-	231	231
Additional Paid-in Capital	57,958,512	4,444,719	62,403,231
Accumulated Deficit	(52,581,220)	-	(52,581,220)
Total BioNeutral Group, Inc. Stockholders’ Equity	5,378,087	4,445,203	9,823,290

Non controlling Interest	328,524	-	328,524
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows			-
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,493 and 83,762 shares issued and outstanding at October 31, 2011 and October 31, 2010 respectively.
Preference Liquation Value $1,072,361 at October 31, 2011 and $1,509,810 at October 31, 2010 included in Non controlling interest	59	-	59
Total Non controlling Interest	328,583	-	328,583

Total Equity	5,706,670	4,445,203	10,151,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,716,136	$-	$10,716,136

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

Impairment of long-lived assets - Long-lived assets, such as property and equipment and definite-life intangible assets (i.e. Intellectual Property) are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB ASC 360-10-35-17 thru 35-35 “Measurement of an Impairment Loss”. We assess the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets.  If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded. Management estimates future cash flows using assumptions about expected future operating performance. Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations. Our Intellectual Property was tested for impairment as of October 31, 2011. Forecasted undiscounted future cash flows exceeded the carrying amount of the assets indicating that the assets were not impaired.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BioNeutral Group, Inc.

We have audited the accompanying consolidated balance sheets of BioNeutral Group, Inc. and Subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioNeutral Group, Inc. and subsidiaries as of October 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has recurring losses, had a working capital deficiency of approximately $2.9 million and an accumulated deficit of approximately $53 million as of October 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum, LLP

New York, NY
February 10, 2012

BIONEUTRAL GROUP, INC
CONSOLIDATED BALANCE SHEETS

	October 31, 2011	October 31, 2010
ASSETS

Current Assets
Cash	$3,215	$59,395
Accounts Receivable - Net	345	-
Inventory	4,418	-
Prepaid Expenses	-	5,236
Prepaid Expenses-Related Parties	5,431	172,102

Total Current Assets	13,409	236,733

Property and Equipment - Net	781	993
Intellectual Property - Net	10,699,446	11,254,154
Other Assets	2,500	2,500

TOTAL ASSETS	$10,716,136	$11,494,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expense	$1,657,947	$1,244,763
Current portion of Notes Payable	102,500	-
Accrued Compensation	1,105,610	725,080
Related Party Payables	77,575	70,517
Current Liabilities	2,943,632	2,040,360

Long Term Liabilities
Convertible Loans From Unrelated Party	210,241	50,000
Convertible Loans From Stockholders	1,855,593	1,495,646
Total Long Term Liabilities	2,065,834	1,545,646

TOTAL LIABILITIES	5,009,466	3,586,006

Commitments and Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Common Stock, $.00001 Par Value; 200,000,000 shares authorized, 79,579,092 shares and 74,643,115 shares issued and outstanding at October 31, 2011 and 2010 respectively.	795	746
Additional Paid-in Capital	57,958,512	57,099,519
Accumulated Deficit	(52,581,220)	(49,762,192)
Total BioNeutral Group, Inc. Stockholders’ Equity	5,378,087	7,338,073

Non controlling Interest	328,524	570,217
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows		-
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,493 and 83,762 shares issued and outstanding at October 31, 2011 and 2010 respectively.
Preference Liquation Value $1,072,361 at October 31, 2011 and $1,509,810 at October 31, 2010 included in Non controlling interest	59	84
Total Non controlling Interest	328,583	570,301

Total Equity	5,706,670	7,908,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,716,136	$11,494,380

See Notes to Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010

Revenues	$53,579	$15,500

Cost of Revenues	20,627	12,299

Gross Profit	32,952	3,201

Operating Expenses
Depreciation and Amortization	706,828	696,750
Consulting Expense	529,716	768,108
Legal and Accounting Expenses	548,309	1,224,443
Research and Development Expense	630,768	264,810
Other Selling, General and Administrative Expenses	521,791	795,491
Total Operating Expenses	2,937,412	3,749,602

Loss from Operations	(2,904,460)	(3,746,401)

Interest Expense	(156,261)	(86,923)

Net Loss Before Provision for Income Taxes	(3,060,721)	(3,833,324)

Provision for Income Taxes	-	-

Net Loss	(3,060,721)	(3,833,324)

Loss Attributable to Non-controlling Interest	241,693	331,728

Net Loss Attributable to BioNeutral Group, Inc.	$(2,819,028)	$(3,501,596)

Net Loss Per Common Share - Basic and Diluted	$(.04)	$(.06)

Weighted Average Number of Common Shares outstanding
Basic and Diluted	77,649,466	62,813,098

See Notes to Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings	BioNeutral Group, Inc. Stockholders’	Non Controlling	Non Controlling Preferred		Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity	Interest	Shares	Amount	Equity
Balance, October 31, 2009	60,849,200	$608	$56,675,657	$(46,260,596)	$10,415,669	$901,945	279,991	$280	$(11,317,894)
Issuance of shares for cash	735,715	7	179,993		180,000				180,000
Issuance of shares for professional services	593,510	6	230,494		230,500				230,500
Issuance of shares to satisfy bad debt	90,000	1	13,499		13,500				13,500
Issuance of shares in prior period	1,450,000	14	(14)		-				-
Adjustment to reconcile to Transfer Agent records	4,755,536	48	(48)		-				-
Conversions to controlling interest	1,572,044	16	(16)		-				-
Preferred Conversion at 10-1	1,962,380	20	(20)		-		(196,238)	(196)	(196)
Disputed Shares	2,634,730	26	(26)
Net Loss				(3,501,596)	(3,501,596)	(331,728)			(3,833,324)
Balance, October 31, 2010	74,643,115	746	57,099,519	(49,762,192)	7,338,073	570,217	83,753	84	7,908,374
Issuance of shares for cash	1,810,116	18	342,482		342,500				342,500
Issuance of shares for professional services	1,683,713	17	516,500		516,517				516,517
Preferred Conversion at 10-1	242,690	2	23		25		(24,269)	(25)	-
Conversions to controlling interest	1,199,458	12	(12)		-				-
Net Loss				(2,819,028)	(2,819,028)	(241,693)			(3,060,721)
Balance, October 31, 2011	79,579,092	$795	$57,958,512	$(52,581,220)	5,378,387	328,524	59,484	$59	$5,706,670

See Notes to Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,060,721)	$(3,833,324)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation	166,671	168,966
Depreciation and Amortization	706,828	696,751
Issuance of Stock related to professional services	516,517	244,000
Interest added to promissory notes	140,188	86,238
Provision for bad debts	49,716	-
Changes in Operating Assets and Liabilities
Accounts receivable	(50,061)	2,825
Inventory	(4,418)	2,925
Prepaid Expenses	5,236	284,371
Accounts Payable and Accrued Expenses	641,806	588,467
Related Party Payables	7,058	23,513

NET CASH USED IN OPERATING ACTIVITIES	(881,180)	(1,735,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Common Stock	342,500	180,000
Proceeds from Exchangeable Promissory Notes	482,500	1,475,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	825,000	1,655,000

NET DECREASE IN CASH	(56,180)	(80,268)

CASH, BEGINNING OF YEAR	59,395	139,663

CASH, END OF YEAR	$3,215	$59,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash Intellectual Property Cost Additions	$151,908	$211,854
Cancellation of Debt Upon Agreement to Issue Shares of Common Stock	$-	$13,500

See Notes to Consolidated Financial Statements

BioNeutral Group, Inc.

Notes to the Consolidated Financial Statements

Note 1 - Nature of Business and Organization

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

On January 30, 2009, the Company (formerly called Moonshine Creations Inc. (“Moonshine”) entered into a share exchange agreement (the “Share Exchange Agreement”) with BioLabs pursuant to which the Company agreed to issue to the shareholders of BioLabs 44,861,023 shares of its common stock (the “Share Exchange”).

In connection with the Share Exchange, certain shareholders of BioLabs delivered shareholder consents (collectively, the “Share Exchange Consents”) to BioLabs approving the execution and delivery by BioLabs of the Share Exchange Agreement. Such persons are referred to herein as the “Consenting Shareholders”. The Share Exchange Consents did not specify the number of shares of BioLabs common stock to be exchanged by the Consenting Shareholder. Schedule II to the Share Exchange Agreement, however, contained a list of holders of BioLabs common stock (certain of these shareholders also held BioLabs Series A Preferred Stock), shares of Company common stock to be issued to such shareholders, and shares of Company common stock to be issued to holders of BioLabs preferred stock.

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

Since the owners and management of BioLabs possessed voting and operating control of the combined company after the Share Exchange, the transaction constituted a reverse acquisition for accounting purposes, as contemplated by FASB ASC 805-40 and corresponding ASC 805-10-55-10, 12 and 13. Under this accounting, the entity that issues shares (Moonshine – the legal acquirer) is identified as the acquiree for accounting purposes. The entity whose shares are acquired (BioLabs) is the accounting acquirer.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and balances were eliminated.

Revenue recognition

The revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities and includes shipping and handling costs, which generally are included in the list price to the customer. Our policy is to recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 based on when (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured, which is normally the date the product is shipped.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $49,716 and $0 at October 31, 2011, and 2010, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of October 31, 2011, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk. At October 31, 2011 and 2010, the Company did not hold any cash equivalents.

Inventory

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. In the normal course of business, when a customer places an order, the Company will place an order for manufacturing with its contract manufacturer.  Inventory consists primarily of finished goods. Once completed, the contract manufacturer will ship directly to the customer. As such, the Company does not currently store inventoried product at any location.  In addition, the Company does not have significant sales. If sales were to increase in the future, the Company may decide that the best course of action would be to carry inventory.

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

Long-Lived Assets

Long-lived

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

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Intellectual Property is generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.  The Company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets. During its annual impairment testing of its intellectual property, the Company did not identify an impairment loss.

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

Ordinary maintenance and repair expenses are charged to operations when incurred.

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles generally accepted in The United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, deferred taxes and related valuation allowances and assumptions used in impairment analysis. Certain of our estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Advertising expenses

The Company expenses all advertising costs as incurred.   Advertising expense was immaterial for the years ended October 31, 2011 and 2010, respectively.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The tax years ending 2007, 2008, 2009 and 2010 are still open for review by the various tax jurisdictions. The state jurisdiction the Company files in is New Jersey. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate net income or loss per share. Basic income or loss per share is computed by dividing the income or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted income or loss per share is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a net loss for the years ended October 31, 2011 and 2010 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share, since they would be anti-dilutive.

The following table outlines the common stock equivalents outstanding as of October 31, 2011 and October 31, 2010.

	10/31/2011	10/31/2010
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	837,620
Convertible Loans	16,018,272	3,154,380
	16,613,202	3,992,000

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurements (ASC Topic 820). This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Other than requiring additional disclosures on the Company’s “Level 3” disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

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

At October 31, 2011, the Company had negative working capital of $(2,930,223). For the year ended October 31, 2010 the Company incurred an operating loss of $(3,060,721) and since inception has accumulated a deficit of $(52,581,220).

The Company had $3,215 of cash at October 31, 2011.  Cash used by operations for fiscal 2011 was $881,180. The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with becoming a public company and daily operations of the business, including rent and travel and laboratory costs.

In fiscal 2011, the Company raised $342,500 of cash from the issuance of our capital stock to fund operations and received $482,500 from the issuance of convertible debentures.

These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In November 2011, the Company initiated a plan to restructure most aspects of management and operations.  Pursuant to the plan the Company retained new management and board of director’s representatives with experience in acute care hospitals, long-term health care and consumer oriented hygiene products.  In addition, on November 2, 2011 the Company entered into definitive financing and strategic distribution agreements with Vinfluence Pty Ltd ("Vinfluence"), New South Wales, Australia.  The agreements provide for the assumption of, and indemnification for, $2,374,932 of accounts payable and accrued compensation and the assumption of, and indemnification for, $2,070,271 of convertible loans and $2,400,000 of equity capital.  In exchange for cash and future royalties, the Company has also signed a 10-year licensing and distribution agreement with Vinfluence for exclusive manufacturing and distribution in Asia and non-exclusive manufacturing and distribution rights in Europe and sales to the US Military. In connection with the Vinfluence transaction the following agreements were entered into:

1.
Preferred Stock Purchase Agreement - This agreement provides that Vinfluence will purchase 100,000 shares of Series C Convertible Preferred Stock from the Company for an aggregate purchase price of $1,000,000. Vinfluence is obligated to purchase 20,000 shares per month.

2.
Agreement to Assign and Settle Debt - Pursuant to this agreement, Vinfluence agreed to purchase and subsequently cancel certain debt owed by the Company.  In consideration for such purchase, the Company will issue Vinfluence one share of Series B Preferred Stock for every $10 of “Affiliate” debt settled, and one share of Series D Preferred Stock for every $10 of “Non-Affiliate” debt.

3.
Agreement to Assign and Settle Notes - Pursuant to this agreement, Vinfluence agreed to purchase and subsequently cancel certain promissory notes previously issued by the Company that are currently outstanding. In consideration for such purchase, the Company will issue Vinfluence one share of Series B Preferred Stock for every $10 of “Affiliate” debt settled, and one share of Series D Preferred Stock for every $10 of “Non-Affiliate” debt.

4.
Preferred Stock Drawdown Agreement - Under the terms of this agreement, the Company is granted the right, but not the obligation, to sell to Vinfluence up to $1,400,000 worth of Series E Preferred Stock in monthly increments of up to $200,000.

5.
Agreement to License Invention - Under the terms of this agreement, the Company agreed to grant Vinfluence an exclusive license to commercialize certain intellectual property owned by the Company and its Delaware subsidiary, BioNeutral Laboratories Corporation USA (the "Subsidiary"), within the Territory (as defined therein), as well as a non-exclusive license over such intellectual property in the Optioned Territory (as defined therein).

As of February 7, 2012 the Company and in connection with the Vinfluence transactions outlined above, the Company has exchanged 213,491 and 231,029 shares of Series B Preferred Stock and Series D Preferred Stock, in exchange for the settlement and release of $2,374,932 and $2,070,271 of accounts payable and accrued compensation, and notes payable, respectively.  On December 4, 2011, 160,000 shares of Series B Preferred Stock were converted to 20,000,000 shares of the Company’s common stock.  The Company has received 3 payments of $200,000 in consideration for the issuance of Series C Preferred Stock pursuant to the Preferred Stock Purchase Agreement.  The Company has 2 payments remaining to be received of $200,000 each in February and March 2012 under the Preferred Stock Purchase Agreement.  In addition, the Company has the option to begin drawing at the rate of $200,000 per month for seven consecutive months beginning in April 2012 under the Preferred Stock Drawdown Agreement.

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

Amounts are expensed on a straight line basis (and the prepaid asset reduced) over the periods the services are provided. The prepaid expense balance includes $5,431 and $ 172,101 at October 31, 2011 and October 31, 2010 respectively for share based payments to non-employees for services. The share based payment is being amortized over a three year period, starting in January 2009.  For the years ended October 31, 2011 and 2010, the Company recognized expense of $166,671 and $168,751, respectively related to this share based payments which is recorded in “Consulting Expenses.”  See Note 8 for a complete discussion of the share valuation and accounting for share based payments to non-employees in exchange for services and a detailed listing of the transaction amounts.

Note 5 - Property & Equipment

Property and equipment consisted of the following:

	10/31/2011	10/31/2010
Computer Hardware	$4,233	$4,233
Furniture and Fixtures	1,494	1,494
Less: Accumulated depreciation & amortization	(4,946)	(4,734)
	$781	$993

Depreciation expense incurred during the years ended October 31, 2011 and 2010 amounted to $212 and $213, respectively.

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

	10/31/2011	10/31/2010
Gross Carrying Amount	$15,289,188	$15,137,280
Accumulated Amortization	(4,589,742)	(3,883,126)
Net Carrying Amount	$10,699,446	$11,254,154

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the years ended October 31, 2011 and 2010 was $706,616 and $696,537, respectively.

Estimated amortization expense is as follows

10/31/2012	$709,428
10/31/2013	$709,428
10/31/2014	$709,428
10/31/2015	$709,428
10/31/2016	$709,428

On February 28, 2011, the Company received approval and registration from the Environmental Protection Agency(“EPA”) in response to the Company's regulatory application for its Ygiene® 206 formulation. The Company has secured 32 state approvals to market and distribute Ygiene®206. These approvals are primarily in states east of the Mississippi River.  The Company is pursuing approvals in the remaining 18 states as needed

Note 7 - Related Party Payables

The Company recorded interest on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.  For the years ended October 31, 2011 and 2010, the Company recorded interest of $2,072 and $630, respectively related to these notes.

The Company and its former director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors.  Pursuant to the agreement, Pamani Foods LLC agreed to conduct market research and promote networking opportunities for sales of the Company’s products in India and certain Asian countries. Under this agreement, the Company was obligated to pay Mr. Pamani $10,000 per month. The Company and Mr. Pamani collectively agreed to terminate the agreement effective October 31, 2010. During the year ended October 31, 2010 the Company paid or credited and expensed $30,000 to Mr. Pamani under this agreement, which was recorded as consulting expense and recorded in a Related Party Payable account. Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the Related Party Payable.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of market research and to promote networking opportunities for sales of the Company’s products in the European Union and certain Asian countries. Under this agreement, the Company was obligated to pay Jina $10,000 per month. The term of this agreement was for two years and expired on September 4, 2010. During the years ended October 31, 2011 and October 31, 2010, the Company paid or credited and expensed $0 and $90,000, respectively, to Jina related to this agreement.

Note 8 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares, except those listed below, issued during fiscal years 2011 and 2010 were fully vested upon grant of the shares or no later than the respective year end dates.

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

On January 14, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Wayne Stratton, a non-management member of the Board of Directors for services.  The fair market value of the grant issued is $34,000 based on the closing share price of the Company’s stock as of January 14, 2011, the date of his appointment.  Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of October 31, 2011. The Company recognized the expense of $27,088 for Directors’ Fees and has recorded as a liability to issue common shares.

On April 5, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Michael Francis, a non-management member of the Board of Directors for services.  The fair market value of the grant issued is $34,850 based on the closing share price of the Company’s stock as of April 5, 2011, the date of his appointment.  Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of October 31, 2011.  The Company recognized the expense of $19,942, for Directors’ Fees and has recorded as a liability to issue common shares.

On April 5, 2011the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Michael Francis, a non-management member of the Board of Directors for services.The fair market value of the grant issued is $34,850 based on the closing share price of the Company’s stock as of April 5, 2011, the date of his appointment.Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of October 31, 2011.The Company recognized the expense of $19,942, for Directors’ Fees andis recorded as a liability to issue common shares.

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation.   In conjunction with the recent EPA approval and the verbal agreement entered into, the Chief Scientific Officer earned 555,822 restricted shares of common stock on February 28, 2011.    The value of the stock based compensation was $289,027 which was based on the closing price of the Company’s common stock on February 28, 2011.  The Company issued the shares on April 18, 2011. The Company recognized the expense as research and development and increased common stock and additional paid in capital accordingly.In addition, on October 31, 2011, the Company awarded Mr. Kielbania 2,500,000 shares of the Company’s common stock for services rendered in the scientific advancement of the Company’s products. The shares were valued at $.08 in connection with the valuation established by the Vinfluence transactions.  The Company recognized the expense of $200,000 for Research and Development and has recorded as a liability to issue common shares. The shares were issued on November 21, 2011.

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation. In conjunction with the recent EPA approval and the verbal agreement entered into, the Chief Scientific Officer earned 555,822 restricted shares of common stock on February 28, 2011. The value of the stock based compensation was $289,027 which was based on the closing price of the Company’s common stock on February 28, 2011. The Company issued the shares on April 18, 2011. The Company recognized the expense as research and development and increased common stock and additional paid in capital accordingly.

During the fiscal year ended October 31, 2010, 0 shares of common stock were issued to employees and Board members, respectively as compensation for services.

Note 9 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

During the years ended October 31, 2011 and 2010, the Company issued 1,810,116 and 735,715 shares of the Company’s common stock for gross proceeds of $342,500 and $180,000, respectively, in private placement transactions.

During the years ended October 31, 2011 and 2010, the Company issued an aggregate of 1,683,713 and 593,510 shares of common stock for professional services having a value of $516,517 and $230,500, respectively. The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

During the years ended October 31, 2011and 2010 and in connection with the Share Exchange (as defined below), various non-controlling interests exchanged 1,199,458 and 1,572,044 shares of BioLabs common stock for the same number of shares of the Company common stock.

At the time of the reverse merger, the Company delivered to its transfer agent instructions to issue stock certificates in accordance with the schedule to the share exchange agreement. However, the Company did not receive share exchange consents in respect to all shares issued or receive stock certificates representing shares of BioNeutral Laboratories Corporation USA common stock for cancellation in accordance with the schedule to the share exchange agreement. This resulted in the Company’s records reflecting less common shares as being issued and outstanding than what the transfer agent’s report was reflecting. Previously, the Company disclosed “the adjustment to reconcile transfer agent records” on page 4 of its 2009 Form 10-K by making the following disclosure “The Company’s transfer agent's records indicated that as of February 16, 2010, 65,618,604 shares of common stock were outstanding as compared to the Company’s record of 60,849,200 shares. In its fiscal 2009 annual report such amount was disclosed but not reflected as being outstanding, however during the fiscal year ended October 31, 2010, the Company elected to record the difference between the transfer agent’s records and that of the Company. Although the difference reported in 2009 was 4,769,404 shares, the final reconciled difference as of October 31, 2010 was 4,755,536 shares. Based on the information currently available, the Company believes the accounting for these shares is final.

Preferred Stock

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common stock of BioLabs at a rate of 10 shares of common stock for each share of preferred stock.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs’ Certificate of Incorporation authorizes the Board of Directors to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of October 31, 2011 and October 31, 2010, 59,493 and 83,762 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

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

During fiscal year ended October 31, 2010 the Company exchanged shares with several of the BioLabs preferred and common stockholders, all of whom exchanged their shares at a ratio of 1 share of preferred stock for 10 shares of common stock and 1 to 1 common exchange, except for four preferred stockholders and common stockholders of BioLabs who were issued an aggregate of 3,598,800 shares of common stock. These four shareholders exchanged their shares at a ratio of 200 shares of common stock for 1 share of preferred stock and a 1 to 1 common share exchange. Although all of the exchanged shares are reflected in the financial statements as issued and outstanding, the issuance of shares to the four holders who exchanged at the higher exchange ratio is subject to dispute. As a result of the above transaction, the Company is disputing the issuance of 2,634,730 shares of common stock. A resolution of this dispute is currently being pursued by the Company. However the exact nature and effect of such a resolution on the financial statements of the Company is not currently known. Therefore, the Company has no basis to estimate or quantify the effect of a resolution on its financial statements. In this regard, a prospective resolution could ultimately produce various financial statement effects including, but not limited to a reduction in the Company’s issued and outstanding common stock and an increase to earnings per share or no effect at all.

During the years ended October 31, 2011 and 2010, various holders of our preferred shares exchanged 24,269 and 196,238, respectively, of Series A Preferred shares into 242,690 and 1,962,380 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

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

Non-Controlling Interest at October 31,2009	$902,225
Non-Controlling Interest Converted	$(196)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2010	$(331,728)
Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	$(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	$(241,693)
Non-Controlling Interest at October 31, 2011	$328,583

The Series A Preferred Stock is recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of October 31, 2011 and if  83,762 shares of preferred stock were fully converted into shares of BioLabs common stock at October 31, 2010 and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 11.84% as of October 31, 2010.

Note 10 - Taxes

The Company has not filed federal tax returns for the fiscal years ended December 31, 2007, the ten months ended October 31, 2008 and the fiscal year ended October 31, 2009 and 2010. Those returns, which are not expected to report any tax due are currently being prepared. The Company has its primary operations in the State of New Jersey and is required to file New Jersey corporate income tax returns. The Company has not filed New Jersey State tax returns, but is in the process of bringing its filings up to date. Since the Company has incurred operating and tax losses for each of the years for which returns have not been filed, it anticipates that only minimal taxes will be due, including any interest and penalties that might be assessed.

The Company is not in discussions with any tax authorities whereby any settlements over past due taxes are in progress.

The income tax provision (benefit) consists of the following:

	October 31, 2011	October 31, 2010
Federal
Current	$-	$-
Deferred	(1,020,907)	(1,286,542)
State and Local
Current	-	-
Deferred	(178,358)	(224,767)
Change in valuation allowance	1,199,265	1,511,309
Income tax provision (benefit)	$-	$-

The following is a reconciliation of the expected tax expense (benefit) on the U.S. statutory rate to the actual tax expense (benefit) reflected in the statement of operations:

	Years Ended
	October 31, 2011	October 31, 2010
U.S. federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(5.9%)	(5.9%)
Increase in valuation allowance	39.2%	39.4%
Other permanent items	.8%	.5%
Income Tax provision (benefit)	0%	0%

As of October 31, 2011 and 2010, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	Years Ended
	October 31, 2011	October 31, 2010
Deferred Tax Assets
Net operating loss carryovers	$14,256,341	$13,045,345
Amortization of intellectual property	1,562,855	1,656,929
Amortization of 2006 write-off	2,603,302	2,820,245
Allowance for doubtful accounts	19,857	-
Accrued compensation	441,581	291,131
Interest on convertible debt	97,128	34,717
Stock-based compensation	198,449	131,881
Total deferred tax assets	19,179,513	17,980,248
Valuation allowance	(19,179,513)	(17,980,248)
Deferred tax assets, net of valuation allowance	$-	$-

For the year ended October 31, 2011 and October 31, 2010, the Company had approximately $35,694,393 and $32,662,356, respectively, of federal and state net operating loss carryovers (“NOLs”) which will expire twenty years after the date each tax return is filed. The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.  The change in valuation allowance for the years ended October 31, 2011 and 2010 is $1,199,265 and $1,511,309, respectively.

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

Note 11 - Related Party Transactions

Related Party Events for Fiscal Year Ended October 31, 2011

The Company issued an unsecured promissory note to Michael D. Francis, (“Francis”) a shareholder of the Company, on December 10, 2010, which issuance resulted in gross proceeds to the Company of $75,000.

The Company issued an unsecured promissory note to Herbert Kozlov, (“Kozlov”) a shareholder of the Company, on December 6, 2010, which issuance resulted in gross proceeds to the Company of $50,000 .

The Company issued three unsecured promissory notes to Capara Investments, (“Capara”) an affiliated company of Raj Pamani of which Mr. Pamani is the sole member, and a shareholder of the Company, of $50,000 on June 1, 2011, $50,000 on July 1, 2011 and $5,000 on October 24, 2011, which issuances resulted in gross proceeds to the Company of $105,000 in total.

Related Party Events for Fiscal Year Ended October 31, 2010

On November 13, 2009, the Company issued (i) an unsecured promissory notes to Francis in the amounts of $250,000,  (ii) a second unsecured promissory note on January 4, 2010 in the amount of $250,000, a (iii) a third unsecured promissory note in the amount of $250,000, on March 15, 2010 of which $100,000 was drawn down by the Company on March 15, 2010 and $150,000 on April 1, 2010, (iv) a fourth secured promissory note in the amount of $100,000 on April 30, 2010 with an original issuance date of April 26, 2010, and (v) a fifth unsecured promissory note in the amount of $25,000 on July 7, 2010.

On November 13, 2009, the Company issued an unsecured promissory notes to Capara in the amount of $250,000 and (ii) a second unsecured promissory note to Capara on January 4, 2010 in the amount of $250,000 and (iii) a third unsecured promissory note to Capara on September 2, 2010 in the amount of $25,000 and (iv) a fourth unsecured promissory note to Capara on October 13, 2010 in the amount of $25,000.

The Francis Notes, Kozlov Notes and Capara Notes are sometimes referred to herein as the “Shareholder Notes.”  The Shareholder Notes resulted in gross proceeds to the Company of $230,000 and $1,425,000, respectively, during years ending October, 31, 2011 and 2010.

Each of the Shareholder Notes bear an 8% annual interest rate, is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in the note), will automatically be exchanged for, solely at the Company’s election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of the Company’s common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the note) of one share of the Company’s common stock as of the date of such exchange (the Kozlov Note provides for an exchange rate of (y) the lower of (i) $0.40 and (ii) the Fair Market Value (as defined in the Shareholder Notes) of one share of our common stock as of the date of such exchange).  On each three (3) month anniversary of the issuance of the note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  The note defines “Qualified Financing” as an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the note by an investor that is not an affiliate of the Company in which the Company receives net proceeds greater than $500,000 (including any additional investment by the holder of the note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

Accrued and unpaid interest is added to the unpaid principal amount of the Shareholder Notes every three months. Interest expense on the Shareholder Notes for the year ended October 31, 2011 and 2010 was $151,080 and $87,098, respectively. During the years ended October 31, 2011 and 2010, $140,188 and $86,238 of accrued interest was added to the principal amount of the Shareholder Notes.

Note 12 – Notes Payable

The Company issued two unsecured promissory notes to Blackbeth Holdings Ltd (“Blackbeth Notes”).  On October 28, 2010, the Company issued (i) an unsecured promissory note to Blackbeth Holdings Ltd in the amount of $50,000 and (ii) on August 1, 2011 the Company issued (ii) an unsecured promissory note to Blackbeth Holdings Ltd in the amount of $50,000.

The Company issued an unsecured promissory note to River Falls Financial Services, LLC, (“River Falls Note”) on December 20, 2010, which issuance resulted in gross proceeds to the Company of $100,000.

The Blackbeth Notes and the River Falls Note are sometimes referred to herein as the “Unrelated Party Notes”. The Shareholder Notes resulted in gross proceeds to the Company of $200,000.

Each of the Unrelated Party Notes bears an 8% annual interest rate, is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in each of the Unrelated Party Notes), will automatically be exchanged for, solely at the Company's election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Unrelated Party Note by (y) the lower of (i) $0.40 and (ii) the Fair Market Value (as defined in the Unrelated Party Notes) of one share of our common stock as of the date of such exchange (the Blackbeth Note issued on August 1, 2011 assumes an exchange rate of (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Unrelated Party Notes) of one share of our common stock as of the date of such exchange). On each three (3) month anniversary of the issuance of each Unrelated Party Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note. Each of the Unrelated Party Notes defines “Qualified Financing” as an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Unrelated Party Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Unrelated Party Note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.

The Company issued two unsecured promissory notes to Asher Enterprises, Inc. (“Asher Notes”, “the Holder”) on August 18, 2011 and September 15, 2011 (“the Issue Dates”) which issuances resulted in gross proceeds to the Company of $60,000 and $42,500, respectively, for total gross proceeds of $102,500.  The notes bear an 8% annual interest rate, is due and payable with unpaid interest in cash on May 22, 2012 and June 19, 2012. (“the Maturity Dates”) and is reported in the Company’s balance sheet as Notes Payable – Short Term. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 58% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.

Note 13 – Commitments & Contingencies

Operating Leases

The Company renewed its annual lease agreement for its office and laboratory space in Newark, New Jersey. The lease term is for the twelve months September 1, 2011 to August 31, 2012. The monthly rent is $3,019 per month.

On November 1, 2011, the Company leased office space in Morristown, New Jersey for a period of one year. The monthly rent is $4,998 per month.

The following table summarizes the Company’s future minimum lease payments under operating leases agreements for the one year subsequent to October 31, 2011:

Year Ended:
October 31, 2012	$102,165

Rent expense for fiscal years ended October 31, 2011 and 2010 was $23,405 and $12,307, respectively.

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

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene®, based on its intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company again submitted applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene® prior to the Company’s resubmission of its applications.  Subsequently in 2011, the Company received trademark registration from the USPTO for Ygiene®, Ogiene® and the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®. The Company intends to pursue with the Trademark Trial and Appeal Board an opposition to PURE Bioscience's application with respect to BioNeutral™. The Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.  In May 2011, the Company received notice that PURE Bioscience filed a petition with the USPTO for cancellation of the Company’s Ygiene® registration.  The Company intends to pursue a vigorous opposition to the petition for cancellation; however the Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.

Other than the foregoing, the Company is not a party to, and none of the Company’s property is the subject of, any pending legal proceedings other than routine litigation that is incidental to the Company’s business.

Other Contingencies

Approximately 4.8 million shares issued in the Share Exchange were issued by the then transfer agent to stockholders of BioLabs for whom the Company does not have records as having consented to the Share Exchange. The Company currently holds approximately 91% of the outstanding interests in its subsidiary, BioLabs. The Company did not receive consents to the Share Exchange from all common and preferred shareholders of BioLabs, and the Company has accounted for those shareholders who did not sign consents as holders of the remaining 9% outstanding interests in BioLabs. The Share Exchange consents did not specify the number of shares of BioLabs common stock to be exchanged by the consenting shareholder and did not affirmatively make the representation and warranties to be made by our stockholders as set forth in the Share Exchange. In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Shareholder consent, the Company had a basis for a valid private placement of its common stock issued in the Share Exchange, which if such were the case, may negatively affect our status as a publicly traded company.

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

Note 14 - Subsequent Events:

Subsequent events have been evaluated through the date the financial statements were issued. All appropriate subsequent event disclosure, if any, have been made in the notes to the consolidated financial statements.

On December 7, 2011, the Company issued 20,000 shares of Series C Preferred Stock to Vinfluence in consideration for the receipt of $200,000 pursuant to the Preferred Stock Purchase Agreement. The shares were valued at $.08 per share pursuant to the value established by Vinfluence and consistent with the terms of the Preferred Stock Purchase Agreement between Vinfluence and the Company.

On December 6, 2011, the Company issued 30,000 shares of common stock for accounting services performed. The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

On November 21, 2011, the Company issued 2,500,000 shares of common stock to Piccadilly Consulting Pty. Ltd (“Piccadilly”) in connection with a consulting agreement entered into with Piccadilly to assist the Company in pursuing strategic relationships and commercial strategies for the Company’s products. The shares were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions.

The Company issued 500,000 shares each, respectively, to Frank Battafarano and Ronald Del Mauro pursuant to their agreements to participate as members of the Company’s board of directors. The shares for services were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions.
On November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock and 231,029 shares of Series D Preferred Stock to Vinfluence in connection with the Agreements to settle liabilities. In addition, the Company issued 20,000 shares of Series C Preferred Stock to Vinfluence as consideration for future advancements of monies to be received by the Company under the Preferred Stock Purchase Agreement. On December 2, 2011, the Company received a notice of conversion from Vinfluence for 160,000 Series B Preferred Stock in connection with the settlement and unconditional release of approximately $1.6 million of the Company’s outstanding accounts payable. Pursuant to the notice of conversion, the Company issued a certificate for 1,232,404 and a certificate of 18,767,596 of shares of its common stock to Vinfluence for a total of 20,000,000 shares. Subsequently, on January 4, 2012 and at the request of Vinfluence, the Company cancelled the certificate for 18,767,596 shares to Vinfluence, and as an accommodation to Vinfluence, issued the 18,767,596 shares to accounts of Michael Francis, a former member of the Company’s board of directors. The shares issued to Mr. Francis were in consideration for the settlement and unconditional release of $1,084,412 of convertible notes payable issued to Mr. Francis and consideration for certain other obligations of Vinfluence to Mr. Francis.

On November 2, 2011 the Company entered into definitive financing and strategic distribution agreements with Vinfluence.  The agreements provide for the assumption of, and indemnification for, $2,374,932 in accounts payable and accrued compensation and the assumption of, and indemnification for, $2,070,271 in convertible loans and $2,400,000 of equity capital.

  In exchange for cash and future royalties, the Company has also signed a 10-year licensing and distribution agreement with Vinfluence for exclusive manufacturing and distribution in Asia and non-exclusive manufacturing and distribution rights in Europe and sales to the US Military. The transaction value of $.08 per share of the Company’s common stock reflects the market for the Company’s common stock as established by Vinfluence as a willing purchaser of up to 85,573,875 common shares on a fully converted basis.  In connection with the Vinfluence transaction the following agreements were entered into:

1.
Preferred Stock Purchase Agreement - This agreement provides that Vinfluence will purchase 100,000 shares of Series C Convertible Preferred Stock from the Company for an aggregate purchase price of $1,000,000. Vinfluence is obligated to purchase 20,000 shares per month.

2.
Agreement to Assign and Settle Debt - Pursuant to this agreement, Vinfluence agreed to purchase and subsequently cancel certain debt owed by the Company.  In consideration for such purchase, the Company will issue Vinfluence one share of Series B Preferred Stock for every $10 of “Affiliate” debt settled, and one share of Series D Preferred Stock for every $10 of “Non-Affiliate” debt.

3.
Agreement to Assign and Settle Notes - Pursuant to this agreement, Vinfluence agreed to purchase and subsequently cancel certain promissory notes previously issued by the Company that are currently outstanding. In consideration for such purchase, the Company will issue Vinfluence one share of Series B Preferred Stock for every $10 of “Affiliate” debt settled, and one share of Series D Preferred Stock for every $10 of “Non-Affiliate” debt.

4.
Preferred Stock Drawdown Agreement - Under the terms of this agreement, the Company is granted the right, but not the obligation, to sell to Vinfluence up to $1,400,000 worth of Series E Preferred Stock in monthly increments of up to $200,000.

5.
Agreement to License Invention - Under the terms of this agreement, the Company agreed to grant Vinfluence an exclusive license to commercialize certain intellectual property owned by the Company and its Delaware subsidiary, BioNeutral Laboratories Corporation USA (the "Subsidiary"), within the Territory (as defined therein), as well as a non-exclusive license over such intellectual property in the Optioned Territory (as defined therein).

In connection with the Vinfluence agreements outlined above, On October 31, 2011, the Board of Directors of the Company approved the designation of the following series of Preferred Stock:

1.  Two hundred thirteen thousand four hundred ninety one (213,491) shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into 125 shares of the Company's common stock.  The basis for the shares is $.08 per share based on the conversion formula of 125 shares of common stock per share of Series B Preferred Stock with a stated value of $10.00 per share.
2.  One hundred thousand (100,000) shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 125 shares of the Company's common stock.  The basis for the shares is $.08 per share based on the conversion formula of 125 shares of common stock per share of Series B Preferred Stock with a stated value of $10.00 per share.
3.  Two hundred thirty one thousand and twenty nine (231,029) shares of Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into 125 shares of the Company's common stock.  The basis for the shares is $.08 per share based on the conversion formula of 125 shares of common stock per share of Series B Preferred Stock with a stated value of $10.00 per share.
4.  One hundred forty thousand shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into the Company's common stock at a conversion price equal to seventy five percent (75%) of the average closing bid price of the Company's common stock, based on the prior 10-day closing price, subject to a floor of $0.08 per share.

During a meeting of the Company’s Board of Directors held on November 1, 2011 the following events occurred:

1.	Mr. Ronald Del Mauro and Mr. Frank Battafarano were appointed as directors of the Board. Their appointments to the Board became effective on November 1, 2011
2.
The Company entered into Indemnification Agreements with each of Mr. Battafarano and Mr. Del Mauro pursuant to which the Company agreed to indemnify them against all losses, claims, damages, expenses and liabilities incurred in connection with any suit, proceeding or claim filed against them by reason of (or arising in part or in whole out of) any event or occurrence related to the fact that they are or were or may be deemed directors of the Company or any parent or subsidiary of the Company, or by reason of any action or inaction on their part while serving in such capacity.

3.
The Company also entered into an agreement with Mr. Battafarano pursuant to which he was appointed as the Chairman of the Board. As compensation for his services, Mr. Battafarano will be reimbursed for all reasonable and necessary business expenses, subject to customary expense reporting requirements and subject to prior approval by the chairman of the Company's audit committee of expenses exceeding $3,000 monthly.  In addition, Mr. Battafarano will receive compensation in the amount of $10,000 per month, payable in arrears on the last business day of each month. Mr. Battafarano will also receive 500,000 shares of restricted common stock of the Company, subject to a repurchase option by the Company at a repurchase price of $.001 per share in the event that he ceases to serve as Chairman for any reason. Such repurchase option shall expire as to 40,000 shares per month for as long as Mr. Battafarano remains as Chairman of the Board.  In addition, Mr. Battafarano will receive an option to purchase 500,000 restricted common stock of the Company upon execution of the agreement. The exercise price for such option shall be the closing price for the Company's common stock as of the execution date. The options shall be exercisable for a period of three (3) years following the date of the agreement and the options shall vest at the rate of 40,000 per month.

4.
The Board appointed Dr. Andrew Kielbania as the Interim Chief Executive Officer of the Company, with such appointment taking effect November 1, 2011. Dr. Kielbania's appointment shall be governed by the employment agreement entered into by the Company and Dr. Andrew Kielbania pursuant to which Dr. Kielbania is to serve as the Company's Interim Chief Executive Officer for a period of six (6) months or until a successor is retained. His salary for such period will be $15,000 a month with certain other benefits. Further, upon the appointment of a new Chief Executive Officer of the Company, Mr. Kielbania shall serve as the Company's Chief Scientific Officer for period of two (2) years. His salary as such will be $10,000 per month, with certain benefits.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of October 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective as of October 31, 2011 due to material weaknesses as identified below to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our size dictates that most policies are self-policing and adjusted on an ad-hoc basis as required so formal policies are essentially not formed and recorded. We believe that our weaknesses in internal control over financial reporting and disclosure controls relate in part to the fact we are an emerging business with limited personnel and resources.

In order to help improve our disclosure controls and procedures, the Company has engaged a chief financial advisor. The Company intends to form an audit committee to further assist with improving its disclosure controls and procedures. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

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

As of October 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of October 31, 2011 for the reasons outlined above.

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

ITEM 9B .  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and titles of our directors and executive officers as of January 15, 2012, and the years in which such directors became directors. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Name	Age	Positions and Offices Held	Director Since
Frank Battafarano	61	Director	2011
Ron Del Mauro	68	Director	2011
Dr. Andy Kielbania	65	Director and Interim Chief Executive Officer	2010

Mr. Frank Battafarano is currently a Healthcare Consultant focusing on Strategic, Business Development, Operational and Financial Consulting to the Healthcare industry. He is also Chairman Executive Advisory Council of the Acute Long Term Hospital Association; a Washington based Hospital Trade Association.

Mr. Battafarano served as Chief Operating Officer of Kindred Healthcare Inc. and served as its Executive Vice President and President of the Hospital Division from February 2005 to March 2008. Mr. Battafarano served as President of the Hospital Division of Kindred Healthcare, Inc. from November 1998 to February 2005.

Throughout his career, Mr. Battafarano has been actively involved in many professional organizations and health associations including Kindred Healthcare Inc. as the Chief Operating Officer from 2008 through 2010. He was Kindred Healthcare’s Executive Vice President and President, Hospital Division from 1998 until 2008. Prior to that, Mr. Battafarano was Vice President of Operations from 1996 until 1998 and Executive Director Hospital Operations from 1992 until 1996. From 1987 to 1991, he was Senior Vice President, Acute Care Operations for Provident Medical Corporation and Vice President of Operations for United Medical Corporation from 1984 until 1987. He previously held Operating positions with United Medical Corporation and Lifemark Corporation.

Mr. Ronald Del Mauro is currently a member of our board of directors.  Ron served as the Chief Executive Officer of the Saint Barnabas Health Care System since its inception in 1996, and also served as its President until 2010.

Mr. Del Mauro began his career with Saint Barnabas Medical Center in 1967.  For 14 years, he served as Vice President for Human Resources and Director of Personnel.  In 1983, he was named Senior Vice President for Human Resources for the Saint Barnabas Corporation and General Manager and Chief Operating Officer of Livingston Services Corporation, the for-profit affiliate of the Barnabas Health.

In 1985, Mr. Del Mauro was elected President and Chief Executive Officer of Saint Barnabas Medical Center. In 1986, he was also named President and Chief Executive Officer of the Saint Barnabas Corporation, and in 1993, he was elected Chairman of the Board of Trustees of the Medical Center.  From 1998 to 2000, he also served as Chairman of the Board of Trustees of Clara Maass Medical Center, a System affiliate.

Throughout his career, Mr. Del Mauro has been actively involved in many professional organizations and health associations including the New Jersey Hospital Association, of which he is former Chairman; Chairman of the Infrastructure Advisory Committee of the N.J. Domestic Security Preparedness Task Force; the New Jersey Chamber of Commerce; Life Sciences Advisory Committee of the CIT Group, Inc.; Leadership Council of the Center for Leadership Studies and The Center for Public Service Advisory Council at Seton Hall University; member of the Board of Trustees of the Delbarton School in Morristown; member of the Certificate of Need Study Commission, an appointment by Governor Christine Todd Whitman; member of the New Jersey Essential Health Services Commission, an appointment by Governor James Florio; a member of the Board of Directors of Margaretten Financial Services Commission; a Management Trustee of Local 68 International Union of Operating Engineers’ Pension Fund; a member of the Board of Trustees of the New Jersey Organ and Tissue Sharing Network and of the Stone Center of New Jersey and the Papermill Playhouse in Millburn.

Mr. Del Mauro is a graduate of Seton Hall University, where he served as an Adjunct Professor at the Graduate School of Public Administration from 1983 to 1985.

Dr. Andy Kielbania has served as our Chief Scientific Officer and Secretary since January 30, 2009 and has served a director of our company since November 30, 2010.  Dr. Kielbania joined BioNeutral Laboratories as a scientist in 2005.  From 2002 to 2005 Dr. Kielbania served as the vice president of Manning Management.  He previously held positions at Rohm and Haas where he assumed senior level positions in research and developing.  Dr. Kielbania received his Ph.D. in organic chemistry from the University of California at Berkeley.  As a result of these and other professional experiences, we believe Mr. Kielbania is qualified to serve as a director based on his scientific knowledge and his management skill.

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

ITEM 11 .  EXECUTIVE COMPENSATION

Summary Compensation Table
(Fiscal Year Ended October 31, 2011 and 2010)

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during the fiscal years ended October 31, 2011 and 2010 (ii) the two most highly compensated executive officers, other than the principal executive officer who were serving as executive officers at the end of such fiscal year and who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Totals ($)
Stephen Browand	2011	0	0	0		0		0
Chief Executive Officer	2010	0	0	0		0		0

Dr. Andy Kielbania	2011	120,000	0	489,027	(2)	10,296	(1)	419,323
Chief Scientist &	2010	120,000	0	0		10,855	(1)	130,855
Secretary
 ________________________

(1)           Represents the cost of a leased car utilized by Dr. Kielbania.

(2)           On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation. In conjunction with the recent EPA approval and the verbal agreement entered into, the Chief Scientific Officer earned 555,822 restricted shares of common stock on February 28, 2011. The value of the stock based compensation is $289,027 which is based on the closing price of the Company’s common stock on February 28, 2011. The Company issued the shares on April 18, 2011. In addition, on October 31, 2011, the Company awarded Mr. Kielbania 2,500,000 shares of the Company’s common stock for services rendered in the scientific advancement of the Company’s products. The shares were valued at $.08 in connection with the valuation established by the Vinfluence transactions. The Company recognized the expense of $200,000, for Research and Development and has recorded as a liability to issue common shares.The shares were issued on November 21, 2011.

We entered into a consulting agreement with our Chief Scientific Officer, pursuant to which Dr. Kielbania agreed to take responsibilities and take direction from our board of directors.  Under this agreement, we are obligated to pay Dr. Kielbania $10,000 per month; provided, that compensation need not be paid until we have adequate funds in order to make payment on the compensation owed to him. Effective November 1, 2011 the Board appointed Dr. Andrew Kielbania as the Interim Chief Executive Officer of the Company, with such appointment taking effect immediately. Dr. Kielbania's appointment shall be governed by the employment agreement entered into by the Company and Dr. Andrew Kielbania pursuant to which Dr. Kielbania is to serve as the Company's Interim Chief Executive Officer for a period of six (6) months or until a successor is retained. His salary for such period will be $15,000 a month with certain other benefits. Further, upon the appointment of a new Chief Executive Officer of the Company, Mr. Kielbania shall serve as the Company's Chief Scientific Officer for period of two (2) years. His salary as such will be $10,000 per month, with certain benefits.

2009 Stock Incentive Plan

On January 30 , 2009, at a special meeting of our stockholders, our stockholders approved the BioNeutral Group, Inc. 2009 Stock Incentive Plan (the “Plan”), which had been previously approved by our Board of Directors, subject to stockholder approval.  The purpose of the Plan is to foster and promote our long-term financial success and to increase stockholder value by, among other things, enabling key employees and outside directors to share in our long-term growth and success. A total of 5,000,000 shares of common stock are available for incentive awards granted under the Plan, subject to adjustment. As of this filing, the Plan has not been executed upon. New Company management has expressed a desire to implement a share based incentive plan and during fiscal 2012 will examine the merits of the Plan for future use by the Company.

Outstanding Equity Awards at Fiscal Year End
(Fiscal Year Ended October 31, 2011)

As of October 31, 2011, none of our named executive officers held any outstanding unexercised stock options, unvested stock awards, or any other equity incentive plan awards.

Director Compensation

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Non-management members of the Board will receive an annual grant of 85,000 restricted shares of the Company's common stock.

The following table provides certain information with respect to the compensation earned or paid to our non-employee directors during the fiscal year ended October 31, 2011.  Mr. Browand did not receive any compensation for his service on our board of directors beyond the compensation he received as our Chief Executive Officer.

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Raj Pamani	0	0		0	0	0	17,684	(1)	17,684
Wayne Stratton	0	27,088	(2)	0	0	0			27,088
Michael Francis	0	19,942	(3)	0	0	0			19,942

(1)           This amount consists of $17,684 in respect of a car leased by us that is utilized by Mr. Pamani.

(2)           On January 14, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Wayne Stratton, a non-management member of the Board of Directors for services. The fair market value of the grant issued is $34,000 based on the closing share price of the Company’s stock as of January 14, 2011, the date of his appointment. Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of October 31, 2011. The services are to be performed over a 12 month period beginning January 14, 2011. For the year ended October 31, 2011, the Company recognized an expense of $27,088 for Directors’ Fees and has recorded as a liability to issue common shares. Mr. Stratton resigned as a member of the Board of Directors effective October 31, 2011. The resignation was not the result of any disagreements with the Company.

(3)           On April 5, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Michael Francis, a non-management member of the Board of Directors for services. The fair market value of the grant issued is $34,850 based on the closing share price of the Company’s stock as of April 5, 2011, the date of his appointment. Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of October 31, 2011. The services are to be performed over a 12 month period beginning April 5, 2011. For the year ended October 31, 2011, the Company recognized an expense of $19,942, for Directors’ Fees and has recorded as a liability to issue common shares.  Mr. Francis resigned as a member of the Board of Directors effective October 31, 2011. The resignation was not the result of any disagreements with the Company.

Consulting Agreements with Certain Directors

The Company and its former director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors. Pursuant to the agreement, Pamani Foods LLC agreed to conduct market research and promote networking opportunities for sales of the Company’s products in India and certain Asian countries. Under this agreement, we were obligated to pay Mr. Pamani $10,000 per month. The Company and Mr. Pamani collectively agreed to terminate the agreement effective October 31, 2010. During the year ended October 31, 2010 the Company paid or credited and expensed $30,000 to Mr. Pamani under this agreement, which was recorded as consulting expense and recorded in a Related Party Payable account. Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the Related Party Payable.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of market research and to promote networking opportunities for sales of the Company’s products in the European Union and certain Asian countries. Under this agreement, the Company was obligated to pay Jina $10,000 per month.  The term of this agreement was for two years and expired on September 4, 2010. During the year ended October 31, 2011 and October 31, 2010, the Company paid or credited and expensed $0 and $90,000, respectively ,to Jina.

Between January 1, 2009 and February 28, 2009, R.K. and Associates, Inc. (“R.K.”), provided environmental consulting services to us for whom we paid R.K. approximately $10,000 for consulting services and approximately $3,000 for expenses incurred by R.K. while providing those services.  Our former director, Suresh Relwani, is the sole owner of R.K.  In addition, on November 12, 2008, we entered into a Consultant Agreement with R.K. (the “R.K. Consultant Agreement”) pursuant to which R.K. agreed to provide us with environmental consulting services.  The term of the R.K. Consultant Agreement expires on November 11, 2011, unless terminated earlier by either party.  On January 29, 2009, we granted R.K. 500,000 shares of our common stock, valued at $500,000, under the R.K. Consultant Agreement, for future consulting services to us, which is being amortized over three years.  At October 31, 2011 and 2010, the balance of prepaid compensation was $5,431 and $172,101, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of shares of our common stock, as of January 24, 2012:

•	by each person known by us to be the beneficial owner of 5% or more of our common stock;

•	by each of our directors and named executive officers; and

•	By all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated.  For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days.  As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.  Common stock beneficially owned and percentage ownership as of January 24, 2012 was based on 105,609,092 shares outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Dr. Andy Kielbania	3,498,096	3.31%
Frank Battafarano	580,000	*
Ron Del Mauro	500,000	*
All Directors and Executive Officers as a Group (3 persons) (2)	4,578,096	4.34%

*           Less than 1%

(1)         Unless otherwise stated, the address for all the officers and directors is c/o BioNeutral Group, Inc., Madison Avenue, Suite 400, Morristown, New Jersey 07960.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On April 5, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Michael Francis, a non-management member of the Board of Directors for services. The fair market value of the grant issued is $34,850 based on the closing share price of the Company’s stock as of April 5, 2011, the date of his appointment. Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of October 31, 2011. The Company recognized an expense of $19,942, for Directors’ Fees and increased Accrued Compensation accordingly. Mr. Francis resigned as a member of the Board of Directors effective October 31, 2011. The resignation was not the result of any disagreements with the Company.

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation. In conjunction with the recent EPA approval and the verbal agreement entered into, the Chief Scientific Officer earned 555,822 restricted shares of common stock on February 28, 2011. The value of the stock based compensation was $289,027 which was based on the closing price of the Company’s common stock on February 28, 2011. The Company issued the shares on April 18, 2011. The Company recognized the expense as research and development and increased common stock and additional paid in capital accordingly.In addition, on October 31, 2011, the Company awarded Mr. Kielbania 2,500,000 shares of the Company’s common stock for services rendered in the scientific advancement of the Company’s products. The shares were valued at $.08 in connection with the valuation established by the Vinfluence transactions. The Company recognized the expense of $200,000, for Research and Development and has recorded as a liability to issue common shares.  The shares were issued on November 21, 2011.

On January 14, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Wayne Stratton, a non-management member of the Board of Directors for services. The fair market value of the grant issued is $34,000 based on the closing share price of the Company’s stock as of January 14, 2011, the date of his appointment. Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of October 31, 2011. The Company recognized an expense of $27,088 for Directors’ Fees and increased Accrued Compensation accordingly. Mr. Stratton resigned as a member of the Board of Directors effective October 31, 2011. The resignation was not the result of any disagreements with the Company.

The Company and its former director, Raj Pamani, are parties to a consulting agreement, dated as of June 15, 2008, pursuant to which Mr. Pamani agreed to accept responsibilities and take direction from the Company's board of directors. Pursuant to the agreement, Pamani Foods LLC agreed to conduct market research and promote networking opportunities for sales of the Company’s products in India and certain Asian countries. Under this agreement, we were obligated to pay Mr. Pamani $10,000 per month. The Company and Mr. Pamani collectively agreed to terminate the agreement effective October 31, 2010. During the year ended October 31, 2010 the Company paid or credited and expensed $30,000 to Mr. Pamani under this agreement, which was recorded as consulting expense and recorded in a Related Party Payable account. Mr. Pamani has charged certain personal expenses against the Company's cash account which have been treated by the Company as repayment of the Related Party Payable.

On September 6, 2008, the Company entered into an agreement with Jina Partners Ltd. (“Jina”), an affiliate of Raj Pamani, for consulting services relating to the development of market research and to promote networking opportunities for sales of the Company’s products in the European Union and certain Asian countries. Under this agreement, the Company was obligated to pay Jina $10,000 per month.  The term of this agreement was for two years and expired on September 4, 2010.  During the year ended October 31, 2011 and October 31, 2010, the Company paid or credited and $0 and $90,000 to Jina.

Between January 1, 2009 and February 28, 2009, R.K. provided environmental consulting services to us for whom we paid R.K. approximately $10,000 for consulting services and approximately $3,000 for expenses incurred by R.K. while providing those services.  Our director, Suresh Relwani, is the sole owner of R.K.  In addition, on November 12, 2008, we entered into the R.K. Consultant Agreement pursuant to which R.K. agreed to provide us with environmental consulting services.  The term of the R.K. Consultant Agreement expires on November 11, 2011, unless terminated earlier by either party.  On January 29, 2009, we granted R.K. 500,000 shares of our common stock, valued at $500,000,  for future consulting services under the R.K. Consultant Agreement, which amount is being amortized over three years. At October 31, 2011 and 2010, the balance of prepaid compensation was $5,431 and $172,101, respectively.

The Company issued unsecured promissory notes to Michael D. Francis, (“Francis”) a shareholder and former member of the board of directors of the Company.  On January 4, 2010, the Company issued (i) an unsecured promissory note in the amount of $250,000, a (ii) a second unsecured promissory note in the amount of $250,000, on March 15, 2010 of which $100,000 was drawn down by the Company on March 15, 2010 and $150,000 on April 1, 2010, (iii) a third secured promissory note in the amount of $100,000 on April 30, 2010 with an original issuance date of April 26, 2010, (v) a fourth unsecured promissory note in the amount of $25,000 on July 7, 2010, and (vi) a fifth unsecured promissory note in the amount of $75,000 on December 10, 2010 (all such notes issued to Mr. Francis are collectively referred to as the “Francis Notes”).

The Company issued seven unsecured promissory notes to Capara Investments, (“Capara”). On November 13, 2009, the Company issued (i) an unsecured promissory note to Francis in the amount of $250,000,   (ii) a second unsecured promissory note to Capara Investments on January 4, 2010 in the amount of $250,000, (iii) a third unsecured promissory note to Capara Investments on September 2, 2010 in the amount of $25,000, (iv) a fourth unsecured promissory note to Capara Investments on October 13, 2010 in the amount of $25,000, (v) a fifth unsecured promissory note to Capara Investments on June 1, 2011 in the amount of $50,000, a (vi) a sixth unsecured promissory note to Capara Investments on July 1, 2011 in the amount of $50,000, and a seventh unsecured promissory note to Capara Investments on October 24, 2011 in the amount of $50,000.  The sole member of Capara Investments, Raj Pamani, is a former member of our Board and a shareholder of the Company (all such notes issued to Capara are collectively referred to as the “Capara Notes”).

The Company issued an unsecured promissory note to Herbert Kozlov, (“Kozlov”) a shareholder of the Company, on December 6, 2010, which issuance resulted in gross proceeds to the Company of $50,000 (all such notes issued to Kozlov are collectively referred to as the “Kozlov Notes”).

The Francis Notes, Capara Notes and the Kozlov Notes are sometimes referred to herein as the “Shareholder Notes”. The Shareholder Notes resulted in gross proceeds to the Company of $1,655,000.

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

Accrued and unpaid interest is added to the unpaid principal amount of the Shareholder Notes every three months. Interest expense on the Shareholder Notes for the year ended October 31, 2011 and 2010 was $151,080  and $87,098, respectively. During the years ended October 31, 2011 and 2010, $140,188 and $86,238 of accrued interest was added to the principal amount of the Shareholder Notes.

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

Director Independence

Our common stock is not listed on a national securities exchange and therefore, we are not subject to any corporate governance requirements regarding independence of board or committee members.  Under the definition of independence contained in the rules of The American Stock Exchange, LLC, an “independent director” of a company means a person who is not an officer or employee of the company or its subsidiaries and who the board of directors has affirmatively determined does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, we have determined that Mr. Del Mauro and Mr. Battafarano are the only of our directors that are independent directors within the meaning of the applicable AMEX listing standard.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by our registered independent public accounting firm, Marcum LLP (“Marcum”) is approved in advance by our Board of Directors, including the proposed fees for such work. The Board of Directors is informed of each service actually rendered.  None of the services provided by our independent registered public accounting firm for the fiscal year ended October 31, 2011 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Audit Fees

The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements for the fiscal years ended October 31, 2011 and 2010, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended October 31, 2011 and 2010 were $ 111,000 and $53,500 respectively.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, Marcum did not bill any fees for services rendered to us during fiscal years ended October 31, 2011 and 2010 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Marcum and for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended October 31, 2011 and 2010.

All Other Fees

There were no fees billed by Marcum an for products or professional services rendered, other than services described under the caption “Audit Fees” above during fiscal years ended October 31, 2011 and 2010.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements.   The following financial statements of BioNeutral Group, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 31, 2011 and October 31, 2010
Consolidated Statements of Operations for the years ended October 31, 2011 and October 31, 2010
Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2011 and October 31, 2010
Consolidated Statements of Cash Flows for the years ended October 31, 2011 and October 31, 2010 Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

3.  Exhibits.   The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit No.	Description

2.1	Share Exchange Agreement by and among BioNeutral Group, Inc. and BioNeutral Laboratories Corporation USA and the shareholders thereof (1)

3.1	Articles of Incorporation of BioNeutral Group, Inc. (2)

3.2	Amendment to Articles of Incorporation of BioNeutral Group, Inc. (3)

3.3	Bylaws of BioNeutral Group, Inc. (formerly known as Moonshine Creations, Inc.) (2)

4.1	Form of Stock Certificate of BioNeutral Group, Inc. (7)

4.2	Form of Debenture of BioNeutral Group, Inc. (one in a series of debentures with identical terms) (3)

4.3	Form of Agreement to Convert BioNeutral Debenture (one in a series of agreements with identical terms) (3)

4.4	Registration Rights Agreement, dated as of February 3, 2010, between BioNeutral Group, Inc. and Chertoff Group, LLC (6)

4.5	8% exchangeable promissory note, dated November 13, 2009, issued in favor of Michael D. Francis (6)

4.6	8% exchangeable promissory note, dated November 13, 2009, issued in favor of Capara Investments LLC (6)

4.7	8% exchangeable promissory note, dated February 12, 2010, issued in favor of Michael D. Francis (6)

4.8	8% exchangeable promissory note, dated March 9, 2010, issued in favor of Capara Investments LLC (7)

4.9	8% exchangeable promissory note, dated March 15, 2010, issued in favor of Michael D. Francis (8)

4.10	8% exchangeable promissory note, dated April 30, 2010, issued in favor of Michael D. Francis (9)

4.11	8% exchangeable promissory note, dated July 7, 2010, issued in favor of Michael D. Francis (9)

4.12	8% exchangeable promissory note, dated August 31, 2010, issued in favor of Capara Investments LLC*

4.13	8% exchangeable promissory note, dated October 12, 2010, issued in favor of Capara Investments LLC*

4.14	8% exchangeable promissory note, dated October 28, 2010, issued in favor of Blackbeth Holdings Ltd.*

10.1	BioNeutral Group, Inc. 2009 Stock Incentive Plan (3)

10.2	Consulting Agreement, dated as of June 15, 2008, between BioNeutral Group, Inc. and Raj Pamani (7)

10.3	Letter of Intent, dated March 20, 2009, between BioNeutral Group, Inc. and Orient Arts Inc. (4)

10.4	Professional Services Agreement between BioNeutral Group, Inc. and Dorothy Canter Consulting, LLC (4)

10.5	Consulting Agreement, dated March 13, 2009, between BioNeutral Group, Inc. and James Crane (4)

10.6	Advisory Agreement, dated August 26, 2009, by and among BioNeutral Group, Inc. and Chertoff Group, LLC (5)

10.7	First Amendment to Advisory Agreement, dated February 3, 2010, by and among BioNeutral Group, Inc. and Chertoff Group, LLC (6)

10.8	Stock Appreciation Rights Agreement, dated as of February 3, 2010, between the Company and Chertoff Group, LLC (6)

10.9	Restricted Stock Unit Agreement, dated as of February 3, 2010, between the Company and Chertoff Group, LLC (6)

10.10	Lease Agreement, dated September 1, 2009, between BioNeutral Group, Inc. and New Jersey Institute of Technology (Enterprise Development Center) (7)

10.11	Consultant Agreement, dated September 6, 2008, between BioNeutral Laboratories Corporation USA and Jina Partners (7)

10.12	Consultant Agreement, dated November 12, 2008, between BioNeutral Laboratories Corporation USA and R.K. and Associates, Inc. (7)

10.13	Consulting Agreement between BioNeutral Laboratories Corporation USA and Andrew Kielbania (7)

10.14	Consulting Agreement, dated September 15, 2008, between BioNeutral Laboratories Corporation USA, Pamani Group Ltd. and Angel's Assets Holdings Ltd. (7)

10.15	Form of Indemnification Agreement, dated February 10, 2009, between BioNeutral Group, Inc. and each of its executive officers and directors.(7)

10.16	Preferred Stock Purchase Agreement between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.17	Agreement to Assign and Settle Debt between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.18	Agreement to Assign and Settle Notes between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.19	Preferred Stock Drawdown Agreement between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.20	Agreement to License Invention with between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.21	Agreement for appointment to Board of Directors – Ronald Del Mauro

10.22	Indemnification Agreement – Ron Del Mauro

10.23	Agreement for Appointment of Chairman – Frank Battafarano (10)

10.24	Indemnification Agreement – Frank Battafarano (10)

10.25	Collaboration Agreement between BioNeutral Group, Inc. and St. Barnabas Corporation (11)

14.1	BioNeutral Group, Inc. Code of Ethics (3)

21.1	Subsidiaries of BioNeutral Group, Inc. (7)

23.1	Consent of Bartolomei Pucciarelli, LLC.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(10)           Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

(11)           Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January25, 2012.

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

BIONEUTRAL GROUP, INC.

	By:	/s/ Andrew Kielbania
Andrew Kielbania
Chief Executive Officer
Dated: February 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Andrew Kielbania	Interim Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 10, 2012
Andrew Kielbania

/s/ Frank Battafarano	Director	February 10, 2012
Frank Battafarano

/s/ Ronald Del Mauro	Director	February 10, 2012
Ronald Del Mauro