Form 10-Q
period 2012-01-31
BioNeutral Group, Inc
filed 2012-03-14
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended January 31, 2012

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of March 1, 2012 was 105,609,092 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	January 31, 2012	October 31, 2011
	Unaudited	Audited
Current Assets
Cash	$33,868	$3,215
Accounts Receivable - Net	345	345
Inventory	5,116	4,418
Prepaid Expenses-Related Parties	-	5,431
	39,329	13,409
Total Current Assets

Property & Equipment - Net	728	781
Intellectual Property - Net	10,489,765	10,699,446
Other Assets	14,496	2,500

TOTAL ASSETS	$10,544,318	$10,716,136

LIABILITIES AND STOCHOLDERS’ EQUITY
Current Liabilities
Current portion of Notes Payable	$104,323	$102,500
Accounts Payable and Accrued Expense	799,373	1,657,947
Accrued Compensation	143,110	1,105,610
Related Party Payables	93,434	77,575
Current Liabilities	1,140,240	2,943,632

Long Term Liabilities
Convertible Loans From Unrelated Party	214,446	210,241
Convertible Loans From Stockholders	796,956	1,855,593
Total Long Term Liabilities	1,011,402	2,065,834

TOTAL LIABILITIES	2,151,642	5,009,466

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with
684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 and 0 issued and outstanding at
January 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $534,910 and $0 at January 31, 2012	53	-
and October 31, 2011, respectively.
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 45,000 and 0 issued and outstanding at
January 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $450,000 and $0 at January 31, 2012	45	-
and October 31, 2011, respectively.
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 231,029 issued and outstanding at
January 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $2,310,290 and $0 at January 31, 2012	231	-
and October 31, 2011, respectively.
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and 0 outstanding at
January 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $0 and $0 at January 31, 2012	-	-
and October 31, 2011, respectively.
Common Stock, $.00001 Par Value; 200,000,000 shares authorized,	1,056	795
105,609,092 and 79,579,292 issued and outstanding at January 31, 2012 and October 31, 2011, respectively.
Additional Paid-in Capital	63,336,126	57,958,512
Due from Vinfluence	(1,754,276)	-
Shares issued to Board of Directors	(60,400)	-
Accumulated Deficit	(53,384,678)	(52,581,220)
Total BioNeutral Group, Inc. Stockholders’ Equity	8,138,157	5,378,087

Non controlling Interest	254,460	328,524
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,493 and 59,493 shares issued and outstanding at October 31, 2011 and October 31, 2010 respectively.
Liquidation Preference $1,072,361 at October 31, 2011 and $1,509,810 at October 31, 2010 included in Non controlling interest	59	59
Total Non controlling Interest	254,519	328,583

Total Equity	8,392,676	5,706,670,

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,544,318	$10,716,136

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,
	2012	2011

Revenues	$1,164	$1,314

Cost of Revenues	144	641

Gross Profit	1,020	673

Operating Expenses
Depreciation and Amortization	177,234	176,078
Consulting Expense	243,692	81,588
Legal and Accounting Expenses	113,152	89,986
Other Selling, General and Administrative Expenses	300,276	169,597
Total Operating Expenses	834,354	517,249

Loss from Operations	(833,334)	(516,576)

Interest Expense	(44,188)	(34,239)

Net Loss Before Provision for Income Taxes	(877,522)	(550,815)

Provision for Income Taxes	-	-

Net Loss	(877,522)	(550,815)

Loss Attributable to Non-controlling Interest	74,064	40,540

Net Loss Attributable to BioNeutral Group, Inc.	$(803,458)	$(510,275)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares outstanding
Basic and Diluted	90,478,328	75,698,723

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended January 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(877,522)	$(550,815)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation	5,431	41,668
Depreciation and Amortization	177,234	176,078
Issuance of Stock related to professional services	422,600	39,856
Interest added to promissory notes	43,186	29,913
Changes in Operating Assets and Liabilities
Accounts receivable	-	(1,306)
Inventory	(698)	-
Prepaid Expenses	-	1,199
Other Assets	(11,996)	-
Accounts Payable and Accrued Expenses	(175,022)	52,747
Related Party Payables	(2,560)	1,246

NET CASH USED IN OPERATING ACTIVITIES	(419,347)	(209,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Common Stock	450,000	125,000
Proceeds from Exchangeable Promissory Notes	-	225,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	450,000	350,000

NET INCREASE IN CASH	30,653	140,586

CASH, BEGINNING OF PERIOD	3,215	59,395

CASH, END OF PERIOD	$33,868	$199,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of Promissory Note	$(1,077,376)	$-
Non-cash settlements of Accounts Payable and Accrued Expenses – Due from Vinfluence	$(1,613,551)	$-
Non-cash Intellectual Property Cost (Accrual Reversal) Additions	$(32,500)	$52,962
Shares issued to Board of Directors	$60,400	$-
Preferred Shares Issued to Vinfluence in Settlement of Debt and Notes	$1,754,276	$-

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

At January 31, 2012, the Company had negative working capital of $1,100,911. For the three months ended January 31, 2012 the Company incurred an operating loss of $877,522 and since inception has an accumulated deficit of $53,384,678.  For the same period in 2011, the Company’s net loss was $550,815.  The Company anticipates it will experience a net loss in fiscal 2012 as it continues to pursue markets for the sale and distribution of its products and development of access to global markets.

The Company had $33,868 of cash at January 31, 2012.  Cash used by operations for the three months ended January 31, 2012 was $419,347. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the three months ended January 31, 2012, the Company raised $450,000 of cash from the issuance of its Series C Preferred Stock to fund operations.

While the Company has been able to use proceeds from the sale of its shares of common and preferred stock to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through February 1, 2013 and it will need to raise additional capital during fiscal 2012 to fund the full costs associated with its growth and development. The Company believes that it will be able to generate sales by the third three months of 2012 and that it will require approximately $2,000,000 in additional capital in order to achieve its goals. There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce costs in order to conserve cash.

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

In connection with the Vinfluence agreements noted above, on November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable.  In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable.  At January 31, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,306,051, respectively.  Currently, the debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $1,004,238 associated with the Series D Preferred Stock or an aggregate debt to be settled and released by debt holders of $1,754,276.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of January 31, 2012 and the results of operations for the three months ended January 31, 2012 and 2011 and cash flows for the three months ended January 31, 2012 and 2011 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended January 31, 2012, and 2011 should be read in conjunction with the audited financial statements for the years ended October 31, 2011 and 2010 as contained in the Form 10-K filed on February10, 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $49,716 at January 31, 2012, and October 31 2011, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of January 31, 2012, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk. At January 31, 2012 and October 31 2011, the Company did not hold any cash equivalents.

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

Non-Controlling Interest

A non-controlling interest was created as a result of the Company’s reorganization and recapitalization with a public shell corporation. The non-controlling interest arose because the Company’s records indicated that initially 14% of the shareholders of the accounting acquirer in the transaction, BioLabs, did not participate in the exchange of their shares of common stock of BioLabs for shares of common stock of the Company. In all material respects, the shares of the Company and the shares of the common stock of BioLabs included in the non-controlling interest represent different legal instruments conveying mirror ownership claims to the same underlying net assets and operations, as reflected in these unaudited condensed consolidated financial statements.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our long term credit obligations approximate fair value because the effective yields on these obligations are comparable to rates of returns for instruments of similar credit risk.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of its common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the Company calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.  These reclassifications have no effect on previously reported loss.

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three months ended January 31, 2012 and 2011 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of January 31, 2012 and January 31, 2011.

	1/31/2012	1/31/2011
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	768,280
Convertible Series B Preferred Stock	6,686,375	-
Convertible Series C Preferred Stock	5,625,000	-
Convertible Series D Preferred Stock	28,878,625	-
Convertible Loans	8,415,755	4,866,376
	50,200,685	5,634,656

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

Prepaid Expenses –Related Parties was $0 and $5,431 at January 31, 2012 and October 31, 2011, respectively.  At October 31, 2011, $5,431 represents share based payments to a company controlled by a director for consulting services to be provided by the company controlled by said director. The share based payment is being amortized over a three year period, which commenced in January 2009. For the three months ended January 31, 2012 and 2011, the Company recognized expense of $5,431, and $41,668, respectively, related to this share based payments which is recorded in “Consulting Expenses.”

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

	1/31/2012	10/31/2011
Gross Carrying Amount	$15,256,688	$15,289,188
Accumulated Amortization	(4,766,923)	(4,589,742)
Net Carrying Amount	$10,489,765	$10,699,446

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended January 31, 2012 and 2011 was $177,181 and $176,025, respectively.

Estimated amortization expense is as follows

10/31/2012 (Remaining)	531,543
10/31/2013	708,723
10/31/2014	708,723
10/31/2015	708,723
10/31/2016	708,723

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

Note 6 - Related Party Payables

During the three months ended January 31, 2012 and 2011, the Company recorded interest of $518 and $0, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

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

On November 21, 2011, the Company issued 500,000 shares of its restricted common stock to Frank Battafarano, as compensation to serve as the Company’s Chairman of the Board of Directors.  The shares are subject to a repurchase option by the Company at a repurchase price of $.001 per share in the event Mr. Battafarano ceases to serve as Chairman for any reason.  However, the repurchase option shall expire at the rate of 40,000 shares per month on the first day of each month so long as Mr. Battafarano remains engaged as Chairman.  The shares were valued at $.08 per share in connection with a series of contemporaneous capital transactions entered into between the Company and Vinfluence Pty Ltd (“Vinfluence”).  Based on the vesting schedule of 40,000 shares per month, the Company recognized Directors Fee expense of $9,600 and $0 for the three months ended January 31, 2012 and 2011, respectively.  The cost of shares  not vested as of have been included as a contra-equity account, “Shares issued to Board of Directors” on the Company’s balance sheet at January 31, 2012.   On February 29, 2012, Mr. Frank Battafarano resigned from his position as a member of the Board of Directors of the Company, which resignation became effective immediately. Mr. Battafarano’s resignation is not the result of any disagreement with the Company.

On November 21, 2011 the Company issued 500,000 shares of its restricted stock to Ronald Del Mauro as compensation to serve as a member of the Company’s Board of Directors. Pursuant to the terms of the agreement, if Mr. Del Mauro voluntarily resigns from service on the Board of Directors during the first year after his election, on November 1, 2011, Mr. Del Mauro agreed to return 41,666 shares of the Company’s restricted common stock for each month that his service on the Board of Directors is reduced less than one year.    The shares were valued at $.08 per share in connection with a series of contemporaneous capital transactions entered into between the Company and Vinfluence.  Based on the vesting schedule of 41,666 shares per month, the Company recognized Directors Fee expense of $10,000 and $0 for the three months ended January 31, 2012 and 2011, respectively.  The cost of shares  not vested as of have been included as a contra-equity account, “Shares issued to Board of Directors” on the Company’s balance sheet at January 31, 2012.

On January 14, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Wayne Stratton, a non-management member of the Board of Directors for services. The fair market value of the grant issued is $34,000 based on the closing share price of the Company’s stock as of January 14, 2011, the date of his appointment. Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of January 31, 2012. The Company recognized the expense of $0 and $1,588 for Directors’ Fees for the three months ended January 31, 2012 and 2011, respectively, and recorded as a liability to issue common shares. Effective October 31, 2011 Mr. Stratton resigned his position as a member of the Company’s Board of Directors without disagreement. The Company’s current plan is to issue these shares.

Note 8 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

On December 6, 2011, the Company issued 30,000 shares of common stock to a consultant for accounting services performed of $5,000 recorded to Accounting Expense for the three months ended January 31, 2012. The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

On November 21, 2011, the Company issued 2,500,000 shares of common stock to Piccadilly Consulting Pty. Ltd (“Piccadilly”) and recorded consulting expenses of $200,000 for the three months ended January 31, 2012 pursuant to an agreement entered into with Piccadilly to assist the Company in pursuing strategic relationships and commercial strategies for the Company’s products. The shares were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions.

On November 21, 2011, the Company issued 2,500,000 shares of the Company’s common stock to Mr. Andrew Kielbania for services rendered in the scientific advancement of the Company’s products of $200,000 which was recorded to Scientific Consulting Expenses in Fiscal 2011. The shares were valued at $.08 in connection with the valuation established by the Vinfluence transactions.

On November 21, 2011, the Company issued 1,000,000 shares of the Company’s common stock to members of the Company’s Board of Directors that were appointed effective for November 1, 2011. Pursuant to their agreements, the shares vest on a monthly basis.  For the three months ended January 31, 2012, the Company recorded $19,600 of Board of Directors Fees expense in connection to the issuance of these shares.  The shares were valued at $.08 in connection with the valuation established by the Vinfluence transactions.

On December 2, 2011, the Company converted 160,000 Series B Preferred Stock to 20,000,000 shares of the Company’s common stock.

Preferred Stock

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

On November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable.   In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable.   At January 31, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,306,051, respectively.   At January 31, 2012 debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $1,004,238 associated with the Series D Preferred Stock.   At January 31, 2012, Vinfluence has not contacted all creditors to arrange for releases of the debts.   The Company is currently engaged in discussions with Vinfluence to determine their future plans to settle all debts pursuant to the Series B and D Preferred Stock.   At January 31, 2012, in aggregate, the total Series B and D debt remaining to be settled and released by debt holders was $1,754,276 and has been recorded as a contra-shareholders’ equity account on the Company’s balance sheet as “Due from Vinfluence.” The amount has been recorded as a contra-equity account due to the fact that the full amounts of the shares have been issued to Vinfluence in advance of the debt settlements of which $1,754,276 remain to be settled.

During the three months ended January 31, 2012, the Company issued 450,000 shares of the Company’s Series C Preferred Stock to Vinfluence for gross proceeds of $450,000.   The shares were valued at $.08 per share pursuant to the value established by Vinfluence and consistent with the terms of the Preferred Stock Purchase Agreement between Vinfluence and the Company.

Non-Controlling Interest

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common stock of BioLabs at a rate of 10 shares of common stock for each share of preferred stock.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs’ Certificate of Incorporation authorizes the Board of Directors to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of January 31, 2012 and October 31, 2011, 59,493 and 59,493 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

During the three months ended January 31, 2012, no shares of Series A Preferred Stock were converted to shares of common stock.  During the three months ended January 31,  2011, various holders of Series A Preferred Stock exchanged 6,934 of Series A Preferred shares into 69,340 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

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

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	$(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	$(241,693)
Non-Controlling Interest at October 31, 2011	$328,583
Non-Controlling interest Share of Net Loss for the three months ended January 31, 2012	$(74,064)
Non-Controlling Interest at January 31, 2012	$254,519

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of January 31, 2012 and October 31, 2011.

Note 9 - Related Party Transactions

Related Party Transactions During the Three Months Ended January 31, 2012

During the three months ended January 31, 2012, the Company issued 45,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $450,000 to Vinfluence.

On January 23, 2012, Vinfluence provided the Company with confirmation of a settlement and release of $1,077,376 of convertible notes previously issued to Michael Francis.

Note 10 – Commitments & Contingencies

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

Note 11 - Subsequent Events:

On February 5, 2012, the Company issued 15,000 shares of Series C Preferred Stock for gross proceeds of $150,000 to Vinfluence.

On March 13, 2012, the Company issued 20,000 shares of Series C Preferred Stock for gross proceeds of $200,000 to Vinfluence.

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

•	changes in accounting policies, rules and practices;

•	changes in technology or products, which may be more difficult or costly, or less effective than anticipated; and

•	the other factors listed under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended October 31, 2011 and other filings with the SEC.

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

Recent Developments

On February 29, 2012, Mr. Frank Battafarano resigned from his position as a member of the Board of Directors of the Company, which resignation became effective immediately. Mr. Battafarano’s resignation is not the result of any disagreement with the Company.

On February 28, 2012, the Company into an Engagement Agreement (the "Agreement") with DLA Piper US LLP ("DLA") for the provision by DLA of government contracting services to the Company related to its sporicide and sterilent, Ygiene™. In particular, the Agreement provides that DLA will provide the Company with (i) government contact counseling and assistance in obtaining a General Services Administration (GSA) Multiple Award Schedule contract, as well assistance in obtaining any other prime contract or subcontract with a federal, state or local government agency or international organization; (ii) outreach to and education of select government senior officials, members of Congress, health networks and other relevant organizations about Ygiene™; and (iii) strategic advice regarding public policy matters related to Ygiene™. Under the Agreement, Senator Tom Daschle, DLA's Senior Policy Advisor, will oversee the management of the services to be provided by DLA, which will be provided by other attorneys and professionals of DLA. Such representation does not include representation of the Company's subsidiaries, affiliates, stockholder, officers or directors. In consideration for the services to be provided by DLA, the Company agreed to pay DLA (i) a monthly retainer in the amount of $22,500 from March 1, 2012 to September 1, 2012; (ii) thereafter, and unless otherwise mutually agreed upon, a retainer of $40,000 per month; and (iii) an annual fee of 12.5% of all gross sales of Ygiene™ (or its successor) products that DLA was a factor in securing.  In addition, the Company agreed to pay for all travel and other associated costs incurred by DLA, as approved by the Company's Chief Executive Officer.  None of the fees payable to DLA shall be derived from federal appropriations.

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

We currently are focused on the commercialization of two classes of product formulations, antimicrobials and bioneutralizer.  We refer to our antimicrobial formulations as our Ygiene® products and our bioneutralizer formulations as our Ogiene® products.  Our Ygiene® products have been developed to kill certain harmful microbes, including virulent gram and bacteria (which cause staph infections), viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  Our Ogiene® products have been developed to eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which vary substantially from country to country.  The marketing and sale of our Ygiene® products in the United States, is subject to EPA registration and in some cases, FDA clearance, and we cannot market and sell any of such products in the United States until such registration or clearance is obtained.  We do not believe the marketing sale of our Ogiene® products are subject to EPA registration or FDA clearance.  We have not had significant sales of our Ygiene® or Ogiene® products to date.  We currently are focusing our efforts and resources on obtaining the registrations, clearances and approvals necessary to market and sell our Ygiene® products in the United States; however, we cannot assure you that we will be have the financial resources to do so or that such registrations, clearances and approvals will be obtained on a timely basis, if at all.

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2012 is focused on leveraging developments in the United States for our Ygiene® professional disinfectant product. The Company received approval and registration from the EPA for its hospital and industrial grade line of products to be used as high level disinfectant and sterilants.

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

Currently, we are focusing our efforts on the commercialization of a Ygiene® formulation for hospital and industrial application.  We are developing our Ogiene® products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain green-house gases such as carbon dioxide and sulfur dioxide.  Our Ogiene® formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.

We believe, although no assurance can be given, that our products can offer a superior solution that addresses needs not currently being met in the marketplace for combating bacteria, viral and spore based threats. We further believe that our products can provide a distinct advantage when distinguishing them from those that are currently in use in our targeted markets. In addition, our core product is flexible and adaptable for multiple applications.  Industry or use specific modifications made by our professional scientist allow our products to be readily customized to the demands of multiple unique markets.

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

Because Ogiene® and Ygiene® are new formulations enhanced from our initial base formulas, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products in our relevant target markets. Even if we believe that our Ogiene® and Ygiene® formulations may have technological competitive advantages over competing products, we or our potential distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders.  Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us.  To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us.  We recognize that innovative marketing methods may be required in order to establish our products, and that such methods may not be successful.

Results of Operations

Comparison of Results of Operations for the three months ended January 31, 2012 and for the three months ended January 31, 2011.

Revenues :  During the three months ended January 31,  2012, the Company generated revenues of $1,164 as compared to revenues of $1,314 for three months ended January 31,  2011.  Our efforts have been focused on sales and marketing of our non-regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial applications in the United States. Additionally, we are continuing our efforts to obtain the remaining state regulatory approvals required for the sale and distribution of our Ygiene® formulation throughout the entire United States.

Operating Expenses:   Operating expenses were $834,354 for the three months ended January 31, 2012 and $517,249 for the three months ended January 31, 2011 a 61% increase of $317,105.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Total legal and accounting expenses for the three months ended January 31, 2012 were $113,152 an increase of $23,166 over amounts for three months ended January 31, 2011 which were $89,986. The increase reflects an increase in legal fee expenses as a result of the Vinfluence series of transactions. Consulting fee expenses were $243,692 for the three months ended January 31, 2012 as compared to $81,588 for the three months ended January 31, 2011 for a 199% increase of $162,104. The increase reflects the costs relating to additional marketing retainer agreements entered into in 2012.

Depreciation & Amortization increased to $177,234 for the three months ended January 31, 2012 from the $176,078 reported for the same three months in 2010, primarily as a result of the increased investment in our intellectual property.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $877,522 for the three months ended January 31, 2012. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2011, our net loss was $550,815.  We anticipate we will experience a net loss in fiscal 2012 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

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

Liquidity and Capital Resources

We had $33,868 of cash at January 31, 2012.  Cash used in operations for the three months ended January 31, 2012 was $419,347. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with becoming a public company and daily operations of the business, including rent, travel and laboratory costs.

For the three months Ended January 31, 2012, we raised $450,000 of cash from the issuance of our Series C Preferred Stock to fund operations.

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

In connection with the Vinfluence agreements noted above, on November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable.  In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable.  At January 31, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,306,051, respectively.  Currently, the debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $1,004,238 associated with the Series D Preferred Stock.  At the current time, the total Series B and D debt remaining to be settled and released by debt holders was $1,754,276.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of January 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer reached a similar conclusion based on their evaluation of our disclosure controls and procedures as of October 31, 2011. Although our principal executive officer and principal financial officer believe that progress has been made with respect to our disclosure controls and procedures during the past year, the following areas have been identified as requiring further improvement:

●	There is insufficient supervision and review by our corporate management, particularly relating to transactions relating to equity and debt instruments.

●
There is an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of GAAP to significant non-routine transactions.

●
 There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

●
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

Our size dictates that most policies are self policing and adjusted on an ad-hoc basis as required so formal policies are essentially not formed and recorded.

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

As of January 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of January 31, 2012 for the reasons outlined above.

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

None.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            During the three months ended January 31, 2012, the Company issued 45,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $450,000 to Vinfluence.

During the three months ended January 31, 2012, the Company issued 30,000 shares for financial advisory and accounting related services of $3,000. The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

During the three months ended January 31, 2012, the Company issued an aggregate of 6,000,000 shares of common stock for professional services having a value of $480,000. The shares for services were valued and issued at $.08 per share.

All of such shares were issued pursuant to an exemption from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Articles of Incorporation of BioNeutral Group, Inc. (1)

3.2	Amendment to Articles of Incorporation of BioNeutral Group, Inc. (2)

3.3	Bylaws of BioNeutral Group, Inc. (formerly known as Moonshine Creations, Inc.) (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
________________________
(1)           Incorporated by reference to BioNeutral Group, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2008.
(2)           Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

*  Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC.

March 14, 2012	By:	/s/Andrew Kielbania
Andrew Kielbania
Interim Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)