Form 10-Q
period 2012-04-30
BioNeutral Group, Inc
filed 2012-06-14
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of June 1, 2012 was 122,856,184 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30, 2012	October 31, 2011
	Unaudited	Audited
Current Assets
Cash	$159,499	$3,215
Accounts Receivable - Net	345	345
Inventory	5,057	4,418
Prepaid Expenses-Related Parties	-	5,431
	164,901	13,409
Total Current Assets

Property & Equipment - Net	675	781
Intellectual Property - Net	10,312,584	10,699,446
Other Assets	14,496	2,500

TOTAL ASSETS	$10,492,656	$10,716,136

LIABILITIES AND STOCHOLDERS’ EQUITY
Current Liabilities
Current portion of Notes Payable	$-	$102,500
Accounts Payable and Accrued Expense	703,786	1,657,947
Accrued Compensation	143,110	1,105,610
Related Party Payables	65,418	77,575
Current Liabilities	912,314	2,943,632

Long Term Liabilities
Convertible Loans From Unrelated Party	-	210,241
Convertible Loans From Stockholders	812,917	1,855,593
Total Long Term Liabilities	812,917	2,065,834

TOTAL LIABILITIES	1,725,231	5,009,466

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with
684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 and 0 issued and outstanding at
April 30, 2012 and October 31, 2011, respectively.
Liquidation Preference $534,910 and $0 at April 30, 2012	54	-
and October 31, 2011, respectively.
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 76,080 and 0 issued and outstanding at
April 30, 2012 and October 31, 2011, respectively.
Liquidation Preference $760,800 and $0 at April 30, 2012	76	-
and October 31, 2011, respectively.
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 136,050 issued and outstanding at
April 30, 2012 and October 31, 2011, respectively.
Liquidation Preference $1,360,500 and $0 at April 30, 2012	136	-
and October 31, 2011, respectively.
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and 0 outstanding at
April 30, 2012 and October 31, 2011, respectively.
Liquidation Preference $0 and $0 at April 30, 2012	-	-
and October 31, 2011, respectively.
Common Stock, $.00001 Par Value; 200,000,000 shares authorized,	1,229	795
122,856,184 and 79,579,292 issued and outstanding at April 30, 2012 and October 31, 2011, respectively.
Additional Paid-in Capital	63,990,916	57,958,512
Due from Vinfluence	(1,526,673)	-
Shares issued to Board of Directors	(47,200)	-
Accumulated Deficit	(53,861,660)	(52,581,220)
Total BioNeutral Group, Inc. Stockholders’ Equity	8,556,878	5,378,087

Non controlling Interest	210,488	328,524
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,493 and 59,493 shares issued and outstanding at April 30, 2011 and October 31, 2010 respectively.
Liquidation Preference $1,072,361 at April 30, 2011 and $1,509,810 at October 31, 2010 included in Non controlling interest	59	59
Total Non controlling Interest	210,547	328,583

Total Equity	8,767,425	5,706,670

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,492,656	$10,716,136

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, (Unaudited)		Six Months Ended April 30, (Unaudited)
	2012	2011	2012	2011

Revenues	$338	$16,612	$1,502	$17,926

Cost of Revenues	59	12,526	203	13,167

Gross Profit	279	4,086	1,299	4,759

Operating Expenses
Depreciation and Amortization	177,234	176,374	354,468	352,452
Salaries	97,046	-	187,708	-
Consulting Expense	68,000	108,218	311,692	189,805
Legal and Accounting Expenses	47,287	182,566	158,297	269,927
Other Selling, General and Administrative Expenses	150,248	503,184	362,003	675,406
Total Operating Expenses	539,815	970,342	1,374,168	1,487,590

Loss from Operations	(539,536)	(966,256)	(1,372,869)	(1,482,831)

Interest Expense	18,582	(37,415)	(25,607)	(71,654)

Net Loss Before Income Taxes	(520,954)	(1,003,671)	(1,398,476)	(1,554,485)

Provision for Income Taxes	-	-	-	-

Net Loss	(520,954)	(1,003,671)	(1,398,476)	(1,554,485)

Loss Attributable to Non-controlling Interest	43,972	74,026	118,036	114,566

Net Loss Attributable to BioNeutral Group, Inc.	$(476,982)	$(929,645)	$(1,280,440)	$(1,439,919)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	114,781,944	76,296,134	102,496,600	76,393,450

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended April 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,398,476)	$(1,554,485)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation	5,431	83,336
Depreciation and Amortization	354,468	352,452
Issuance of Stock related to professional services	435,800	398,322
Interest added to promissory notes	38,076	63,290
Changes in Operating Assets and Liabilities
Accounts receivable	-	(16,620)
Inventory	(638)	-
Prepaid Expenses	-	5,236
Other Assets	(11,996)	-
Accounts Payable and Accrued Expenses	(301,255)	143,305
Related Party Payables	34,874	5,250

NET CASH USED IN OPERATING ACTIVITIES	(843,716)	(519,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Preferred and Common Stock	1,000,000	317,500
Proceeds from Exchangeable Promissory Notes	-	225,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	542,500

NET INCREASE IN CASH	156,284	22,586

CASH, BEGINNING OF PERIOD	3,215	59,395

CASH, END OF PERIOD	$159,499	$81,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of Promissory Note	$(1,288,592)	$-
Non-cash settlements of Accounts Payable and Accrued Expenses	$(1,629,938)	$-
Non-cash Intellectual Property Cost (Accrual Reversal) Additions	$(32,500)	$52,962
Non-cash conversion of promissory note to common stock	(104,900)	-
Shares issued to Board of Directors	47,200	-
Preferred Shares Issued to Vinfluence in Settlement of Debt and Notes	$1,526,673	$-

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

At April 30, 2012, the Company had negative working capital of $747,413. For the six months ended April 30, 2012 the Company incurred an operating loss of $1,398,476 and since inception has an accumulated deficit of $53,861,660.  For the same period in 2011, the Company’s net loss was $1,554,485.  The Company anticipates it will experience a net loss in fiscal 2012 as it continues to pursue markets for the sale and distribution of its products and development of access to global markets.

The Company had $159,499 of cash at April 30, 2012.  Cash used by operations for the six months ended April 30, 2012 was $843,716. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the six months ended April 30, 2012, the Company raised $1,000,000 of cash from the issuance of its Series C Preferred Stock to fund operations.

While the Company has been able to use proceeds from the sale of its shares of common and preferred stock to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through May 1, 2013 and it will need to raise additional capital during fiscal 2012 to fund the full costs associated with its growth and development. The Company believes that it will be able to generate sales by the fourth three months of 2012 and that it will require approximately $2,000,000 in additional capital in order to achieve its goals. There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce costs in order to conserve cash.

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

1.
Preferred Stock Purchase Agreement - This agreement provides that Vinfluence will purchase 100,000 shares of Series C Convertible Preferred Stock from the Company for an aggregate purchase price of $1,000,000. Vinfluence has fulfilled this obligation.

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

4.
Preferred Stock Drawdown Agreement - Under the terms of this agreement, the Company is granted the right, but not the obligation, to sell to Vinfluence up to $1,400,000 worth of Series E Preferred Stock in monthly increments of up to $200,000.  The Company has not elected its right to sell the Series E Preferred Stock to Vinfluence.

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

In connection with the Vinfluence agreements noted above, on November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable.  In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable.  At April 30, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,533,654, respectively.  Currently, the debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $776,635 associated with the Series D Preferred Stock or an aggregate debt to be settled and released by debt holders of $1,526,673.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of April 30, 2012 and the results of operations for the six months ended April 30, 2012 and 2011 and cash flows for the six months ended April 30, 2012 and 2011 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended April 30, 2012, and 2011 should be read in conjunction with the audited financial statements for the years ended October 31, 2011 and 2010 as contained in the Form 10-K filed on February10, 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $44,672 and $49,716 at April 30, 2012 and October 31 2011, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of April 30, 2012, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk. At April 30, 2012 and October 31 2011, the Company did not hold any cash equivalents.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three and six months ended April 30, 2012 and 2011 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of April 30, 2012 and April 30, 2011.

	4/30/2012	4/30/2011
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	-
Convertible Series C Preferred Stock	9,510,000	-
Convertible Series D Preferred Stock	17,006,250	-
Convertible Loans	7,102,795	4,866,376
	40,900,350	5,461,306

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

Prepaid Expenses – Related Parties was $0 and $5,431 at April 30, 2012 and October 31, 2011, respectively.  At October 31, 2011, $5,431 represents share based payments to a company controlled by a former director for consulting services to be provided by the company controlled by said director. The share based payment is being amortized over a three year period, which commenced in January 2009.  For the three months ended April 30, 2012 and April 30, 2011, the Company recognized expense of $0, and $41,668, respectively, related to this share based payments which is recorded in “Consulting Expenses.”  For the six months ended April 30, 2012 and 2011, the Company recognized expense of $5,431, and $83,336, respectively, related to this share based payments which is recorded in “Consulting Expenses.”

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

	4/30/2012	10/31/2011
Gross Carrying Amount	$15,256,688	$15,289,188
Accumulated Amortization	(4,944,104)	(4,589,742)
Net Carrying Amount	$10,312,584	$10,699,446

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended April 30, 2012 and 2010 was $177,181 and $176,374, respectively, and for the six months ended April 30, 2012 and 2011 was $354,362 and $352,452, respectively.

Estimated amortization expense is as follows

10/31/2012 (Remaining)	354,362
10/31/2013	708,723
10/31/2014	708,723
10/31/2015	708,723
10/31/2016	708,723

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

Note 6 - Related Party Payables

During the six months ended April 30, 2012 and 2011, the Company recorded interest of $1,036 and $1,036, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.  For the three months ended April 30, 2011 and 2010, the Company recorded interest of $518 and $1,036, respectively.

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

On November 21, 2011, the Company issued 500,000 shares of its restricted common stock to Frank Battafarano, as compensation to serve as the Company’s Chairman of the Board of Directors.   The shares are subject to a repurchase option by the Company at a repurchase price of $.001 per share in the event Mr. Battafarano ceases to serve as Chairman for any reason.   However, the repurchase option shall expire at the rate of 40,000 shares per month on the first day of each month so long as Mr. Battafarano remains engaged as Chairman.   The shares were valued at $.08 per share in connection with a series of contemporaneous capital transactions entered into between the Company and Vinfluence Pty Ltd (“Vinfluence”).   Based on the vesting schedule of 40,000 shares per month, the Company recognized Directors Fee expense of $3,200 and $0 for the three months ended April 30, 2012, respectively, and $12,800 and $0 for the six months ended April 30, 2012 and 2011, respectively.   The cost of shares   not vested as of have been included as a contra-equity account, “Shares issued to Board of Directors” on the Company’s balance sheet at April 30, 2012.   On February 29, 2012, Mr. Frank Battafarano resigned from his position as a member of the Board of Directors of the Company, which resignation became effective immediately. Mr. Battafarano’s resignation is not the result of any disagreement with the Company.   The unvested shares are to be returned to the Company.

On November 21, 2011 the Company issued 500,000 shares of its restricted stock to Ronald Del Mauro as compensation to serve as a member of the Company’s Board of Directors. Pursuant to the terms of the agreement, if Mr. Del Mauro voluntarily resigns from service on the Board of Directors during the first year after his election, on November 1, 2011, Mr. Del Mauro agreed to return 41,666 shares of the Company’s restricted common stock for each month that his service on the Board of Directors is reduced less than one year.   The shares were valued at $.08 per share in connection with a series of contemporaneous capital transactions entered into between the Company and Vinfluence.   Based on the vesting schedule of 41,666 shares per month, the Company recognized Directors Fee expense of $10,000 and $0 for the three months ended April 30, 2012, respectively, and $20,000 and $0 for the six months ended April 30, 2012 and 2011, respectively.   The cost of shares   not vested as of have been included as a contra-equity account, “Shares issued to Board of Directors” on the Company’s balance sheet at April 30, 2012.    On April 20, 2012, Mr. Del Mauro resigned from his position as a member of the Board of Directors of the Company, which resignation became effective immediately. Mr. Del Mauro’s resignation is not the result of any disagreement with the Company.   The unvested shares are to be returned to the Company.

On January 14, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Wayne Stratton, a non-management member of the Board of Directors for services.  The fair market value of the grant issued is $34,000 based on the closing share price of the Company’s stock as of January 14, 2011, the date of his appointment.  Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of April 30, 2012.  The Company recognized the expense of $0 and $1,588 for Directors’ Fees for the six months ended April 30, 2012 and 2011, respectively, and recorded as a liability to issue common shares.  Effective October 31, 2011 Mr. Stratton resigned his position as a member of the Company’s Board of Directors without disagreement.  The Company’s current plan is to issue these shares.

Note 8 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

During the six months ended April 30, 2012, the Company converted 160,000 Series B Preferred Stock to 20,000,000 shares of the Company’s common stock, 23,919 shares of Series C Preferred Stock to 2,989,875 shares of the Company’s common stock and 94,978 shares of Series D Preferred Stock to 11,872,250 shares of the Company’s common stock.

During the three months ended April 30, 2012, the Company issued 2,384,967 shares of common stock to convert short-term convertible promissory notes in the aggregate of $104,900.

On December 6, 2011, the Company issued 30,000 shares of common stock to a consultant for accounting services performed of $5,000 recorded to Accounting Expense for the six months ended April 30, 2012. The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

On November 21, 2011, the Company issued 2,500,000 shares of common stock to Piccadilly Consulting Pty. Ltd (“Piccadilly”) and recorded consulting expenses of $200,000 for the six months ended April 30, 2012 pursuant to an agreement entered into with Piccadilly to assist the Company in pursuing strategic relationships and commercial strategies for the Company’s products.  The shares were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions.

On November 21, 2011, the Company issued 2,500,000 shares of the Company’s common stock to Mr. Andrew Kielbania for services rendered in the scientific advancement of the Company’s products of $200,000 which was recorded to Scientific Consulting Expenses in Fiscal 2011. The shares were valued at $.08 in connection with the valuation established by the Vinfluence transactions.

On November 21, 2011, the Company issued 1,000,000 shares of the Company’s common stock to members of the Company’s Board of Directors that were appointed effective for November 1, 2011.   Pursuant to their agreements, the shares vest on a monthly basis.  For the three months ended April 30, 2012, the Company recorded $13,200 of Board of Directors fees expense in connection to the issuance of these shares.  For the six months ended April 30, 2012, the Company recorded $32,800 of Board of Directors Fees expense in connection to the issuance of these shares.   The shares were valued at $.08 in connection with the valuation established by the Vinfluence transactions.

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

On November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable. In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable. At April 30, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,533,654, respectively. At April 30, 2012 debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $776,635 associated with the Series D Preferred Stock. At April 30, 2012, Vinfluence has not contacted all creditors to arrange for releases of the debts. The Company is currently engaged in discussions with Vinfluence to determine their future plans to settle all debts pursuant to the Series B and D Preferred Stock. At April 30, 2012, in aggregate, the total Series B and D debt remaining to be settled and released by debt holders was $1,526,673 and has been recorded as a contra-shareholders’ equity account on the Company’s balance sheet as “Due from Vinfluence.” The amount has been recorded as a contra-equity account due to the fact that the full amounts of the shares have been issued to Vinfluence in advance of the debt settlements of which $1,526,673 remain to be settled.

During the six months ended April 30, 2012, the Company issued 100,000 shares of the Company’s Series C Preferred Stock to Vinfluence for gross proceeds of $1,000,000.   The shares were valued at $.08 per share pursuant to the value established by Vinfluence and consistent with the terms of the Preferred Stock Purchase Agreement between Vinfluence and the Company.

Non-Controlling Interest

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common stock of BioLabs at a rate of 10 shares of common stock for each share of preferred stock.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs’ Certificate of Incorporation authorizes the Board of Directors to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of April 30, 2012 and October 31, 2011, 59,493 and 59,493 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

During the six months ended April 30, 2012, no shares of Series A Preferred Stock were converted to shares of common stock.  During the six months ended April 30,  2011, various holders of Series A Preferred Stock exchanged 6,934 of Series A Preferred shares into 69,340 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

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

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	$(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	$(241,693)
Non-Controlling Interest at October 31, 2011	$328,583
Non-Controlling interest Share of Net Loss for the six months ended April 30, 2012	$(118,036)
Non-Controlling Interest at April 30, 2012	$210,547

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of April 30, 2012 and October 31, 2011.

Note 9 - Related Party Transactions

Related Party Transactions during the Six Months Ended April 30, 2012

During the six months ended April 30, 2012, the Company issued 100,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $1,000,000 to Vinfluence.

During the six months ended April 30, 2012, Vinfluence provided the Company with confirmations of a settlements and releases of an aggregate of $1,288,592 of convertible notes.

Note 10 – Commitments & Contingencies

Litigation

On October 1, 2009, the SEC issued a formal order of investigation to the Company regarding possible securities laws violations by us and other persons.  The investigation concerns the process by which the Company became a publicly traded entity, trading in the Company’s shares, and disclosure and promotion of developments in the Company’s business.  The SEC requested that the Company deliver certain documents to them.  The Company has fully cooperated with the SEC with respect to its investigation.

The Company has incurred, and may incur in the future, significant costs in responding to the investigation.  Any adverse findings by the SEC in connection with such investigation could have a material adverse impact on the Company's business, including the Company's ability to continue to operate as a publicly traded company.

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

Recent Developments

On April 24, 2012, Mr. Mark Lowenthal was appointed as director of the Company.  Mr. Lowenthal currently serves as a member of the Operation Executive Board of AUA Gotham Equity Partners, a position he has held since 2010. Prior to such, Mr. Lowenthal served as the President and Chief Executive Officer of European Soaps, LLC from 2008 to 2009, where he was responsible for developing and implementing the company's business plan.  While at European Soaps, LLC, he co-lead a private equity group in the buy-out of European Soaps Ltd., the U.S.'s largest distributor of luxury soap and personal care products to the gift industry.  He also previously served as President of Revlon Europe, Asia and the Middle East from 1995 to 1999 where he was responsible for planning and implementing a major restructuring of the company's business, including shifting from an individual country management approach to an integrated global approach. In addition, Mr. Lowenthal previously served as the President and General Manager of Almay, Inc. and as the Vice-President of Marketing of International Playtex, Inc.Mr. Lowenthal received his BA from the University of Buffalo where he majored in History and received an MBA from New York University.

On April 20, 2012, Mr. Ronald Del Mauro resigned from his position as a member of the Board of Directors of the Company, which resignation became effective immediately. Mr. Del Mauro’s resignation is not the result of any disagreement with the Company.

On April 4, 2012 the Company announced positive results of a series of tests performed by Dr. Philip Tierno with respect to the use of Ygiene 206 and the sterilization of surgical instruments. Surgical instruments and surgical material were contaminated with difficult to kill organisms at levels up to 10,000x. This presented significant sterilizing challenges, including challenges with bacterial spores. Following a 20-minute soak in Ygiene 206, the instruments were sterile. "I contaminated the surgical instruments and other material with very high levels of dangerous organisms (10/10th), letting the contaminants bind to the instruments for two hours. Without removal of any of the microorganisms, the instruments were placed in a tray for a 20 minute soak with direct contact to Ygiene 206. After which time I was able to determine that the instruments were indeed, sterile. Along with its compatibility with surgical stainless steel and other materials and surfaces, these tests show that Ygiene 206 would be an excellent pre-soak for contaminated surgical instruments," said Dr. Philip Tierno.  Dr. Andy Kielbania, ICEO of BioNeutral Group advised that, "A clinical test at Barnabas Health commenced April 3rd. We expect results in 45 days. A confirmed positive result would help position Ygiene 206 in its first significant commercial application." Nationally, there are over 40 million surgical cases a year resulting in highly contaminated surgical instruments.  The clinical tests are currently proceeding and the Company expects to have published results by August 1, 2012.

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

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which vary substantially from country to country.  The marketing and sale of our Ygiene® products in the United States, is subject to EPA registration and in some cases, FDA clearance, and we cannot market and sell any of such products in the United States until such registration or clearance is obtained.  We do not believe the marketing and sale of our Ogiene® products are subject to EPA registration or FDA clearance.  We have not had significant sales of our Ygiene® or Ogiene® products to date.  We currently are focusing our efforts and resources on obtaining the registrations, clearances and approvals necessary to market and sell our Ygiene® products in the United States; however, we cannot assure you that we will be have the financial resources to do so or that such registrations, clearances and approvals will be obtained on a timely basis, if at all.

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

Results of Operations

Comparison of Results of Operations for the three months ended April 30, 2012 and for the three months ended April 30, 2011.

Revenues:  During the three months ended April 30, 2012, the Company generated revenues of $338 as compared to revenues of $16,612 for three months ended April 30,  2011.  Our efforts have been focused on sales and marketing of our non-regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial applications in the United States. Additionally, we are continuing our efforts to obtain the remaining state regulatory approvals required for the sale and distribution of our Ygiene® formulation throughout the entire United States.

Operating Expenses:   Operating expenses were $539,815 for the three months ended April 30, 2012 and $970,342 for the three months ended April 30, 2011, a 44% decrease of $430,527.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Total legal and accounting expenses for the three months ended April 30, 2012 were $47,287 a decrease of $135,279 over amounts for three months ended April 30, 2011 which were $182,566, reflecting a decrease in legal fee expenses. Consulting fee expenses were $68,000 for the three months ended April 30, 2012, as compared to $108,218 for the three months ended April 30, 2011 for a 37% decrease of $40,218.  The decrease reflects lower costs relating to fewer marketing retainer agreements entered into in 2012.

Depreciation & amortization increased to $177,234 for the three months ended April 30, 2012 from the $176,374 reported for the same three months in 2011, primarily as a result of the increased investment in our intellectual property.

Interest expense for the three months ended April 30, 2012 was $(18,582).  The amount is net of $35,818 of interest expense reductions related debt settlements obtained by Vinfluence.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $520,954 for the three months ended April 30, 2012. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2011, our net loss was $1,003,671.  We anticipate we will experience a net loss in fiscal 2012 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

Comparison of Results of Operations for the six months ended April 30, 2012 and for the six months ended April 30, 2011.

Revenues :  During the six months ended April 30,  2012, the Company generated revenues of $1,502 as compared to revenues of $17,926 for six months ended April 30,  2011.   Our efforts have been focused on sales and marketing of our non-regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial applications in the United States. Additionally, we are continuing our efforts to obtain the remaining state regulatory approvals required for the sale and distribution of our Ygiene® formulation throughout the entire United States.

Operating Expenses:   Operating expenses were $1,374,168 for the six months ended April 30, 2012 and $1,487,590 for the six months ended April 30, 2011, an 8% decrease of $113,422.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Total legal and accounting expenses for the six months ended April 30, 2012 were $158,297 a decrease of $111,630 over amounts for the six months ended April 30, 2011 which were $269,927, reflecting a decrease in legal fees associated with the SEC matter and audit fee expenses associated with the financial audit for the year ended October 31, 2010. Consulting fee expenses were $311,692 for the six months ended April 30, 2012 as compared to $189,805 for the six months ended April 30, 2011 for a 64% increase of $121,887. The increase reflects the costs relating to additional marketing retainer agreements entered into in for the six months ended April 30, 2012.

Amortization & depreciation increased to $354,468 for the six months ended April 30, 2012 from the $352,452 reported for the same six months in 2011, as a result of the increased investment in our intellectual property.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $1,398,476 for the six months ended April 30, 2012. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2011, our net loss was $1,554,485.  We anticipate that we will experience a net loss in fiscal 2011 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Analysis of Impairment

In conjunction with our 2011 audit, we performed our annual impairment testing during January 2012.  In this analysis, we determined that the current carrying value of our Intellectual Property was $10,699,446.

We computed the Intellectual Property value of using an undiscounted cash model. In our undiscounted cash flow analysis, we prepared a five year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2016. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. We then multiplied our cash flows by a marginal federal and state tax rate of 40% to derive our after-tax yearly cash flows. The range of Intellectual Property values we derived using the above amounted to $39,391,088, which exceeds the carrying value of our Intellectual Property of $10,669,446.  For the three and six months ended April 30, 2012 the Company has concluded that no circumstances arose that would cause an impairment to the carrying value of the Intellectual Property.

Liquidity and Capital Resources

We had $159,499 of cash at April 30, 2012.  Cash used in operations for the three months ended April 30, 2012 was $843,716. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

For the six months Ended April 30, 2012, we raised $1,000,000 of cash from the issuance of our Series C Preferred Stock to fund operations.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. While we have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs, the Company believes that it will be able to generate sales by the fourth three months of 2012 and that it will require approximately $2,000,000 in additional capital in order to achieve its goals. If we are able to execute our plan, the Company can begin to accumulate cash reserves.  There is no assurance however that our funds will be sufficient to meet our anticipated needs through our fiscal year 2012, and we may need to raise additional capital during fiscal 2012 to fund the full costs associated with our growth and development. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

In connection with the Vinfluence agreements noted above, on November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable.  In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable.  At April 30, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,533,654, respectively.  Currently, the debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $776,634 associated with the Series D Preferred Stock.  At the current time, the total Series B and D debt remaining to be settled and released by debt holders was $1,526,673.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of April 30, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer reached a similar conclusion based on their evaluation of our disclosure controls and procedures as of October 31, 2011. Although our principal executive officer and principal financial officer believe that progress has been made with respect to our disclosure controls and procedures during the past year, the following areas have been identified as requiring further improvement:

·	There is insufficient supervision and review by our corporate management, particularly relating to transactions relating to equity and debt instruments.

·
There is an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of GAAP to significant non-routine transactions.

·
There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

·
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

As of April 30, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of April 30, 2012 for the reasons outlined above.

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

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended April 30, 2012, the Company issued 55,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $550,000 to Vinfluence.

All of such shares were issued pursuant to an exemption from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

None.

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

BIONEUTRAL GROUP, INC.

June 14, 2012	By:	/s/Andrew Kielbania
Andrew Kielbania
Interim Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)