Form 10-Q
period 2012-07-31
BioNeutral Group, Inc
filed 2012-09-14
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of September 12, 2012 was 125,356,184 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	July 31, 2012	October 31, 2011
	Unaudited	Audited
Current Assets
Cash	$70,485	$3,215
Accounts Receivable - Net	295	345
Inventory	4,312	4,418
Prepaid Expenses-Related Parties	-	5,431
	75,092	13,409
Total Current Assets

Property & Equipment - Net	622	781
Intellectual Property - Net	10,135,403	10,699,446
Other Assets	14,496	2,500

TOTAL ASSETS	$10,225,613	$10,716,136

LIABILITIES AND STOCHOLDERS’ EQUITY
Current Liabilities
Current portion of Convertible Notes Payable	$83,500	$102,500
Convertible Loan from Stockholder - Current	60,000	-
Accounts Payable and Accrued Expense	889,031	1,657,947
Accrued Compensation	171,668	1,105,610
Related Party Payables	66,864	77,575
Current Liabilities	1,271,063	2,943,632

Long Term Liabilities
Convertible Loans From Unrelated Party	-	210,241
Convertible Loans From Stockholders	829,198	1,855,593
Total Long Term Liabilities	829,198	2,065,834

TOTAL LIABILITIES	2,100,261	5,009,466

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with
684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 and 0 issued and outstanding at
July 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $534,910 and $0 at July 31, 2012	54	-
and October 31, 2011, respectively.
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 56,081 and 0 issued and outstanding at
July 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $560,810 and $0 at July 31, 2012	56	-
and October 31, 2011, respectively.
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 136,051 issued and outstanding at
July 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $1,360,510 and $0 at July 31, 2012	136	-
and October 31, 2011, respectively.
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and 0 outstanding at
July 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $0 and $0 at July 31, 2012	-	-
and October 31, 2011, respectively.
Common Stock, $.00001 Par Value; 200,000,000 shares authorized,	1,253	795
125,356,184 and 79,579,092 issued and outstanding at July 31, 2012 and October 31, 2011, respectively.
Additional Paid-in Capital	63,990,912	57,958,512
Due from Vinfluence	(1,526,673)	-
Shares issued to Board of Directors	(47,200)	-
Accumulated Deficit	(54,449,541)	(52,581,220)
Total BioNeutral Group, Inc. Stockholders’ Equity	7,968,997	5,378,087

Non controlling Interest	156,296	328,524
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,493 and 59,493 shares issued and outstanding at July 31, 2012 and October 31, 2011 respectively.
Liquidation Preference $1,072,361 at July 31, 2012 and $1,509,810 at October 31, 2011 included in Non controlling interest	59	59
Total Non controlling Interest	156,355	328,583

Total Equity	8,125,352	5,706,670

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,225,613	$10,716,136

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31, (Unaudited)		Nine months ended July 31, (Unaudited)
	2012	2011	2012	2011

Revenues	$888	$32,986	$2,390	$50,912

Cost of Revenues	744	6,321	947	19,487

Gross Profit	144	26,665	1,443	31,425

Operating Expenses
Depreciation and Amortization	177,234	176,966	531,702	529,418
Salaries	107,123	-	294,831	-
Legal and Accounting Expenses	68,836	161,909	227,133	431,838
Consulting Expenses	89,500	67,168	401,192	256,973
Other Selling, General and Administrative Expenses	181,805	279,987	543,808	955,393
Total Operating Expenses	624,498	686,030	1,998,666	2,173,622

Loss from Operations	(624,354)	(659,365)	(1,997,223)	(2,142,197)

Interest Expense	(17,719)	(39,192)	(43,325)	(110,846)

Net Loss Before Income Taxes	(642,073)	(698,557)	(2,040,548)	(2,253,043)

Provision for Income Taxes	-	-	-	-

Net Loss	(642,073)	(698,557)	(2,040,548)	(2,253,043)

Loss Attributable to Non-controlling Interest	54,192	58,958	172,228	173,524

Net Loss Attributable to BioNeutral Group, Inc.	$(587,881)	$(639,599)	$(1,868,320)	$(2,079,519)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	123,019,227	78,519,911	109,387,409	77,101,488

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine months Ended July 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,040,548)	$(2,253,043)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation	5,431	125,004
Depreciation and Amortization	531,702	529,418
Issuance of Stock related to professional services	435,800	483,834
Interest added to promissory notes	54,356	99,912
Bad debt	-	24,803
Changes in Operating Assets and Liabilities
Accounts receivable	50	(49,606)
Inventory	106	-
Prepaid Expenses	-	5,236
Other Assets	(11,996)	-
Accounts Payable and Accrued Expenses	(40,420)	317,610
Related Party Payables	(10,711)	10,180

NET CASH USED IN OPERATING ACTIVITIES	(1,076,230)	(706,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Preferred and Common Stock	1,000,000	342,500
Proceeds from Convertible Loan from Stockholder	60,000	50,000
Proceeds from Convertible Notes Payable	83,500	275,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,143,500	667,500

NET INCREASE (DECREASE) IN CASH	67,270	(39,152)

CASH, BEGINNING OF PERIOD	3,215	59,395

CASH, END OF PERIOD	$70,485	$20,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of Promissory Note	$(1,288,592)	$-
Non-cash settlements of Accounts Payable and Accrued Expenses	$(1,629,938)	$-
Non-cash Intellectual Property Cost (Accrual Reversal) Additions	$(32,500)	$115,408
Non-cash conversion of promissory note to common stock	(104,900)	-
Shares issued to Board of Directors	47,200	29,818
Preferred Shares Issued to Vinfluence in Settlement of Debt and Notes	$1,526,673	$-

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

At July 31, 2012, the Company had negative working capital of $1,195,971. For the nine months ended July 31, 2012 the Company incurred an operating loss of $2,040,548 and since inception has an accumulated deficit of $54,449,541.  For the same period in 2011, the Company’s net loss was $2,253,043.  The Company anticipates it will experience a net loss in fiscal 2012 as it continues to pursue markets for the sale and distribution of its products and development of access to global markets.

The Company had $70,485 of cash at July 31, 2012.  Cash used by operations for the nine months ended July 31, 2012 was $1,076,230. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the nine months ended July 31, 2012, the Company raised $1,000,000 of cash from the issuance of its Series C Preferred Stock and $143,500 from the issuance of convertible promissory notes for a total of $1,143,500 to fund operations.

While the Company has been able to use proceeds from the sale of its shares of common and preferred stock and the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through August 1, 2013 and it will need to raise additional capital during fiscal 2012 and 2013 to fund the full costs associated with its growth and development. The Company believes that it will be able to generate significant sales by the May of 2013 and that it will require approximately $3,500,000 in additional capital in order to achieve its goals. There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce costs in order to conserve cash.

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

In connection with the Vinfluence agreements noted above, on November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable.  In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable.  At July 31, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,533,654, respectively.  Currently, the debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $776,635 associated with the Series D Preferred Stock or an aggregate debt to be settled and released by debt holders of $1,526,673.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of July 31, 2012 and the results of operations for the three and nine months ended July 31, 2012 and 2011 and cash flows for the nine months ended July 31, 2012 and 2011 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended July 31, 2012, and 2011 should be read in conjunction with the audited financial statements for the years ended October 31, 2011 and 2010 as contained in the Form 10-K filed on February10, 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $44,672 and $49,716 at July 31, 2012 and October 31 2011, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of July 31, 2012, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk. At July 31, 2012 and October 31 2011, the Company did not hold any cash equivalents.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three and nine months ended July 31, 2012 and 2011 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of July 31, 2012 and July 31, 2011.

	7/31/2012	7/31/2011
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	-
Convertible Series C Preferred Stock	7,010,125	-
Convertible Series D Preferred Stock	17,006,375	-
Stock Options	6,142,809	-
Convertible Loans	12,812,522	14,075,411
	50,253,136	14,670,341

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations. Except for the ASUs above, in the period ended September 14, 2012, The FASB has issued ASU No. 2011-2 through ASU 2012-01, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

Prepaid Expenses –Related Parties was $0 and $5,431 at July 31, 2012 and October 31, 2011, respectively.  At October 31, 2011, $5,431 represents share based payments to a company controlled by a former director for consulting services to be provided by the company controlled by said director. The share based payment is being amortized over a three year period, which commenced in January 2009.  For the three months ended July 31, 2012 and July 31, 2011, the Company recognized expense of $0, and $41,668, respectively, related to this share based payments which is recorded in “Consulting Expenses.”   For the nine months ended July 31, 2012 and 2011, the Company recognized an expense of $5,431, and $125,004, respectively, related to these share based payments which is recorded in “Consulting Expenses.”

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

	7/31/2012	10/31/2011
Gross Carrying Amount	$15,256,688	$15,289,188
Accumulated Amortization	(5,121,285)	(4,589,742)
Net Carrying Amount	$10,135,403	$10,699,446

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended July 31, 2012 and 2011 was $177,181 and $177,053, respectively, and for the nine months ended July 31, 2012 and 2011 was $531,543 and $529,259, respectively.

Estimated amortization expense is as follows

10/31/2012 (Remaining)	177,181
10/31/2013	708,723
10/31/2014	708,723
10/31/2015	708,723
10/31/2016	708,723

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

Note 6 - Stock Based Compensation

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

On November 21, 2011, the Company issued 500,000 shares of its restricted common stock to Frank Battafarano, as compensation to serve as the Company’s Chairman of the Board of Directors.  The shares are subject to a repurchase option by the Company at a repurchase price of $.001 per share in the event Mr. Battafarano ceases to serve as Chairman for any reason.  However, the repurchase option shall expire at the rate of 40,000 shares per month on the first day of each month so long as Mr. Battafarano remains engaged as Chairman.  The shares were valued at $.08 per share in connection with a series of contemporaneous capital transactions entered into between the Company and Vinfluence Pty Ltd (“Vinfluence”).  On February 29, 2012, Mr. Frank Battafarano resigned from his position as a member of the Board of Directors of the Company, which resignation became effective immediately.  The unvested shares are to be returned to the Company.  Based on the vesting schedule of 40,000 shares per month, the Company recognized Directors Fee expense of $12,800 and $0 for the nine months ended July 31, 2012 and 2011, respectively.  The cost of shares  not vested as of have been included as a contra-equity account, “Shares issued to Board of Directors” on the Company’s balance sheet at July 31, 2012.

On November 21, 2011 the Company issued 500,000 shares of its restricted stock to Ronald Del Mauro as compensation to serve as a member of the Company’s Board of Directors. Pursuant to the terms of the agreement, if Mr. Del Mauro voluntarily resigns from service on the Board of Directors during the first year after his election, on November 1, 2011, Mr. Del Mauro agreed to return 41,666 shares of the Company’s restricted common stock for each month that his service on the Board of Directors is reduced less than one year.    The shares were valued at $.08 per share in connection with a series of contemporaneous capital transactions entered into between the Company and Vinfluence.  The cost of shares  not vested have been included as a contra-equity account, “Shares issued to Board of Directors” on the Company’s balance sheet at July 31, 2012.   On April 20, 2012, Mr. Del Mauro resigned from his position as a member of the Board of Directors of the Company, which resignation became effective immediately. The unvested shares are to be returned to the Company.  Based on the vesting schedule of 41,666 shares per month, the Company recognized Directors Fee expense of $20,000 and $0 for the nine months ended July 31, 2012 and 2011, respectively.

On January 14, 2011 the Company issued an annual grant of 85,000 restricted shares of the Company's common stock as compensation to Wayne Stratton, a non-management member of the Board of Directors for services.  The fair market value of the grant issued is $34,000 based on the closing share price of the Company’s stock as of January 14, 2011, the date of his appointment.  Payment will be made in restricted shares of the Company’s common stock, which have not been issued as of July 31, 2012.  The Company recognized the expense of $0 and $10,088 for Directors’ Fees for the nine months ended July 31, 2012 and 2011, respectively, and recorded as a liability to issue common shares.   The Company’s current plan is to issue these shares.

Note 7 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

During the nine months ended July 31, 2012, the Company converted 160,000 Series B Preferred Stock to 20,000,000 shares of the Company’s common stock, 43,919 shares of Series C Preferred Stock to 5,489,875 shares of the Company’s common stock and 94,978 shares of Series D Preferred Stock to 11,872,250 shares of the Company’s common stock.

During the nine months ended July 31, 2012, the Company issued 2,384,967 shares of common stock to convert short-term convertible promissory notes in the aggregate of $104,900.

On December 6, 2011, the Company issued 30,000 shares of common stock to a consultant for accounting services performed of $3,000 recorded to Accounting Expense for the nine months ended July 31, 2012. The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

On November 21, 2011, the Company issued 2,500,000 shares of common stock to Piccadilly Consulting Pty. Ltd (“Piccadilly”) and recorded consulting expenses of $200,000 for the nine months ended July 31, 2012 pursuant to an agreement entered into with Piccadilly to assist the Company in pursuing strategic relationships and commercial strategies for the Company’s products.  The shares were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions.

On November 21, 2011, the Company issued 2,500,000 shares of the Company’s common stock to Mr. Andrew Kielbania for services rendered in the scientific advancement of the Company’s products of $200,000 which was recorded to Scientific Consulting Expenses in Fiscal 2011. The shares were valued at $.08 in connection with the valuation established by the Vinfluence transactions.

On November 21, 2011, the Company issued 1,000,000 shares of the Company’s common stock to members of the Company’s Board of Directors that were appointed effective for November 1, 2011.  Pursuant to their agreements, the shares vest on a monthly basis.  For the three months ended July 31, 2012, the Company recorded $0 of Board of Directors fees expense in connection to the issuance of these shares.  For the nine months ended July 31, 2012, the Company recorded $32,800 of Board of Directors Fees expense in connection to the issuance of these shares.  The shares were valued at $.08 in connection with the valuation established by the Vinfluence transactions and consistent with the terms of the preferred stock purchase agreement with Vinfluence and the Company.

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

3.  Two hundred thirty one thousand and twenty nine (231,029) shares of Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into 125 shares of the Company's common stock; and

4.  One hundred forty thousand (140,000) shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into the Company's common stock at a conversion price equal to seventy five percent (75%) of the average closing bid price of the Company's common stock, based on the prior 10-day closing price, subject to a floor of $0.08 per share.

On November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable.  In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable.  At July 31, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,533,654, respectively.  At July 31, 2012 debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $776,635 associated with the Series D Preferred Stock.  At July 31, 2012, Vinfluence has not contacted all creditors to arrange for releases of the debts.  The Company is currently engaged in discussions with Vinfluence to determine their future plans to settle all debts pursuant to the Series B and D Preferred Stock.  At July 31, 2012, in aggregate, the total Series B and D debt remaining to be settled and released by debt holders was $1,526,673 and has been recorded as a contra-shareholders’ equity account on the Company’s balance sheet as “Due from Vinfluence.” The amount has been recorded as a contra-equity account due to the fact that the full amounts of the shares have been issued to Vinfluence in advance of the debt settlements of which $1,526,673 remain to be settled.

During the nine months ended July 31, 2012, the Company issued 100,000 shares of the Company’s Series C Preferred Stock to Vinfluence for gross proceeds of $1,000,000.   The shares were valued at $.08 per share pursuant to the value established by Vinfluence and consistent with the terms of the Preferred Stock Purchase Agreement between Vinfluence and the Company.

Non-Controlling Interest

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common stock of BioLabs at a rate of 10 shares of common stock for each share of preferred stock.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs’ Certificate of Incorporation authorizes the Board of Directors to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of July 31, 2012 and October 31, 2011, 59,493 and 59,493 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

During the nine months ended July 31, 2012, no shares of Series A Preferred Stock were converted to shares of common stock.  During the nine months ended July 31,  2011, various holders of Series A Preferred Stock exchanged 6,934 of Series A Preferred shares into 69,340 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

In connection with the reverse acquisition disclosed in Note 1, on January 30, 2009, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with BioNeutral Laboratories pursuant to which it agreed to issue to the shareholders of BioNeutral Laboratories 45,000,000 shares of our common stock.   Initially approximately 14% of BioLabs’ common shareholders did not participate in the exchange of their shares of BioLabs common stock for shares of common stock of the Company. Those shareholders are recognized as a non-controlling interest in the Company’s condensed consolidated financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of BioLabs and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares included in the non-controlling interest held by the non-controlling interest represent ownership of that legal entity.

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	$(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	$(241,693)
Non-Controlling Interest at October 31, 2011	$328,583
Non-Controlling interest Share of Net Loss for the nine months ended July 31, 2012	$(172,228)
Non-Controlling Interest at July 31, 2012	$156,355

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of July 31, 2012 and October 31, 2011.

Note 8 - Related Party Transactions

Related Party Transactions during the Nine months ended July 31, 2012

The Company issued an unsecured convertible promissory note to Michael D. Francis, (“Francis”) a shareholder of the Company and member of the Board of Directors of the Company, on June 7, 2012, which issuance resulted in gross proceeds to the Company of $60,000.  Interest shall accrue at the rate of 8% per annum and payable on the maturity date of October 31, 2012.  Francis will have the right to convert the principal amount of the note and all accrued but unpaid interest into common stock of the Company at $.07 per share.  The conversion price of $.074 per share is equal to 75% of the closing price of the Company’s common stock for the 10 preceding days. The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.

During the nine months ended July 31, 2012, the Company issued 100,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $1,000,000 to Vinfluence.

During the nine months ended July 31, 2012, Vinfluence provided the Company with confirmations of a settlements and releases of an aggregate of $1,288,592 of convertible notes and $1,629,938 of accounts payable and accrued expenses.

Note 9 – Notes Payable

The Company issued a convertible promissory note to Asher Enterprises, Inc. (“Asher Note”, “the Holder”) in July 2012 which issuance resulted in gross proceeds to the Company of $83,500.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash in April 13, 2013, and is reported in the Company’s balance sheet as Current Portion of Notes Payable. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the issue date and ending on the maturity date the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.

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

Other Commitments and Contingencies

On July 9, 2012, the Company announced that, effective July 2, 2012, Mr. Mark Lowenthal, a member of the Company’s Board of Directors, has agreed to serve as the Company's President and Chief Executive Officer. The term of Mr. Lowenthal's employment shall be indefinite. Mr. Lowenthal's compensation shall consist of a $300,000 per annum base salary, except that Mr. Lowenthal shall receive a base salary of $150,000 per annum, with the remainder being deferred until such time as the Company has at least $4,000,000 in gross revenues or raises at least $3,000,000 in financing. Mr. Lowenthal shall also be entitled to a bonus in an amount not to exceed 25% of his base salary in the event that the Company reaches certain performance goals. Mr. Lowenthal shall also be granted options to purchase 5% of the outstanding capital stock of the Company at a price of $0.10 per share, which options shall vest at an annualized rate of 25% per year.  Using the Black-Scholes method of option valuation, the Company determined the fair value of the options were not material at July 31, 2012.  Mr. Lowenthal shall also be entitled to a one-time success fee in the amount of $5,000,000 if the Company is sold or merged during the term of his employment, provided that the Company is valued at $100,000,000 or more in connection with such sale or merger (if the value is between $75,000,000 and $99,999,999 then the success fee will be pro-rated).

On February 28, 2012, the Company entered into an Engagement Agreement (the "Agreement") with DLA Piper US LLP ("DLA") for the provision by DLA of government contracting services to the Company related to its sporicide and sterilent, Ygiene™. In particular, the Agreement provides that DLA will provide the Company with (i) government contact counseling and assistance in obtaining a General Services Administration (GSA) Multiple Award Schedule contract, as well as assistance in obtaining any other prime contract or subcontract with a federal, state or local government agency or international organization; (ii) outreach to and education of select government senior officials, members of Congress, health networks and other relevant organizations about Ygiene™; and (iii) strategic advice regarding public policy matters related to Ygiene™. Under the Agreement, Senator Tom Daschle, DLA's Senior Policy Advisor, will oversee the management of the services to be provided by DLA, which will be provided by other attorneys and professionals of DLA. Such representation does not include representation of the Company's subsidiaries, affiliates, stockholder, officers or directors. In consideration for the services to be provided by DLA, the Company agreed to pay DLA (i) a monthly retainer in the amount of $22,500 from March 1, 2012 to September 1, 2012; (ii) thereafter, and unless otherwise mutually agreed upon, a retainer of $40,000 per month; and (iii) an annual fee of 12.5% of all gross sales of Ygiene™ (or its successor) products that DLA was a factor in securing.  In addition, the Company agreed to pay for all travel and other associated costs incurred by DLA, as approved by the Company's Chief Executive Officer.  None of the fees payable to DLA shall be derived from federal appropriations.

Approximately 6 million shares issued in the Share Exchange were issued by the then transfer agent to stockholders of BioLabs for whom the Company does not have records as having consented to the Share Exchange. The Company currently holds approximately 91% of the outstanding interests in its subsidiary, BioLabs. The Company did not receive consents to the Share Exchange from all common and preferred shareholders of BioLabs, and the Company has accounted for those shareholders who did not sign consents as holders of the remaining 8.44% outstanding interests in BioLabs. The Share Exchange consents did not specify the number of shares of BioLabs common stock to be exchanged by the consenting shareholder and did not affirmatively make the representation and warranties to be made by our stockholders as set forth in the Share Exchange. In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Shareholder consent, the Company had a basis for a valid private placement of its common stock issued in the Share Exchange, which if such were the case, may negatively affect our status as a publicly traded company.

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

Note 11 - Subsequent Events:

Subsequent events have been evaluated through the issuance of this Form 10-Q.  All appropriate subsequent event disclosure, if any, have been made in the notes to the condensed consolidated financial statements.

The Company issued an unsecured convertible promissory note for $100,000 to Michael D. Francis, (“Francis”) a shareholder of the Company and member of the Board of Directors of the Company on August 8, 2012.  Interest shall accrue at the rate of 8% per annum and payable on the maturity date of October 31, 2012.  Francis will have the right to convert the principal amount of the note and all accrued but unpaid interest into common stock of the Company at $.06 per share.  The conversion price of $.066 per share is equal to 75% of the closing price of the Company’s common stock for the 10 preceding days.

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

Recent Developments

On July 9, 2012, the Company announced that, effective July 2, 2012, Mr. Mark Lowenthal, a member of the Company’s Board of Directors, has agreed to serve as the Company's President and Chief Executive Officer. The term of Mr. Lowenthal's employment shall be indefinite. Mr. Lowenthal's compensation shall consist of a $300,000 per annum base salary, except that Mr. Lowenthal shall receive a base salary of $150,000 per annum, with the remainder being deferred until such time as the Company has at least $4,000,000 in gross revenues or raises at least $3,000,000 in financing. Mr. Lowenthal shall also be entitled to a bonus in an amount not to exceed 25% of his base salary in the event that the Company reaches certain performance goals. Mr. Lowenthal shall also be granted options to purchase 5% of the outstanding capital stock of the Company at a price of $0.10 per share, which options shall vest at an annualized rate of 25% per year. Using the Black-Scholes method of option valuation, the Company determined the fair value of the options were not material at July 31, 2012.  Mr. Lowenthal shall also be entitled to a one-time success fee in the amount of $5,000,000 if the Company is sold or merged during the term of his employment, provided that the Company is valued at $100,000,000 or more in connection with such sale or merger (if the value is between $75,000,000 and $99,999,999 then the success fee will be pro-rated).  Andy Kielbania, who was the Company's Interim Chief Executive Officer, will be the Company's Chief Technology Officer going forward.

On April 24, 2012, Mr. Mark Lowenthal was appointed as director of the Company.  Mr. Lowenthal currently serves as a member of the Operation Executive Board of AUA Gotham Equity Partners, a position he has held since 2010. Prior to such, Mr. Lowenthal served as the President and Chief Executive Officer of European Soaps, LLC from 2008 to 2009, where he was responsible for developing and implementing the company's business plan.  While at European Soaps, LLC, he co-lead a private equity group in the buy-out of European Soaps Ltd., the U.S.'s largest distributor of luxury soap and personal care products to the gift industry.  He also previously served as President of Revlon Europe, Asia and the Middle East from 1995 to 1999 where he was responsible for planning and implementing a major restructuring of the company's business, including shifting from an individual country management approach to an integrated global approach. In addition, Mr. Lowenthal previously served as the President and General Manager of Almay, Inc. and as the Vice-President of Marketing of International Playtex, Inc. Mr. Lowenthal received his BA from the University of Buffalo where he majored in History and received an MBA from New York University.

On April 20, 2012, Mr. Ronald Del Mauro resigned from his position as a member of the Board of Directors of the Company, which resignation became effective immediately. Mr. Del Mauro’s resignation is not the result of any disagreement with the Company.

On April 4, 2012 the Company announced positive results of a series of tests performed by Dr. Philip Tierno with respect to the use of Ygiene 206 and the sterilization of surgical instruments. Surgical instruments and surgical material were contaminated with difficult to kill organisms at levels up to 10,000x. This presented significant sterilizing challenges, including challenges with bacterial spores. Following a 20-minute soak in Ygiene 206, the instruments were sterile. "I contaminated the surgical instruments and other material with very high levels of dangerous organisms (10/10th), letting the contaminants bind to the instruments for two hours. Without removal of any of the microorganisms, the instruments were placed in a tray for a 20 minute soak with direct contact to Ygiene 206. After which time I was able to determine that the instruments were indeed, sterile. Along with its compatibility with surgical stainless steel and other materials and surfaces, these tests show that Ygiene 206 would be an excellent pre-soak for contaminated surgical instruments," said Dr. Philip Tierno.  Dr. Andy Kielbania, ICEO of BioNeutral Group advised that, "A clinical test at Barnabas Health commenced April 3rd. We expect results in 45 days. A confirmed positive result would help position Ygiene 206 in its first significant commercial application." Nationally, there are over 40 million surgical cases a year resulting in highly contaminated surgical instruments.  The clinical tests are currently proceeding and the Company expects to have published results in the fourth quarter 2012.

On February 29, 2012, Mr. Frank Battafarano resigned from his position as a member of the Board of Directors of the Company, which resignation became effective immediately. Mr. Battafarano’s resignation is not the result of any disagreement with the Company.

On February 28, 2012, the Company entered into an Engagement Agreement (the "Agreement") with DLA Piper US LLP ("DLA") for the provision by DLA of government contracting services to the Company related to its sporicide and sterilent, Ygiene™. In particular, the Agreement provides that DLA will provide the Company with (i) government contact counseling and assistance in obtaining a General Services Administration (GSA) Multiple Award Schedule contract, as well as assistance in obtaining any other prime contract or subcontract with a federal, state or local government agency or international organization; (ii) outreach to and education of select government senior officials, members of Congress, health networks and other relevant organizations about Ygiene™; and (iii) strategic advice regarding public policy matters related to Ygiene™. Under the Agreement, Senator Tom Daschle, DLA's Senior Policy Advisor, will oversee the management of the services to be provided by DLA, which will be provided by other attorneys and professionals of DLA. Such representation does not include representation of the Company's subsidiaries, affiliates, stockholder, officers or directors. In consideration for the services to be provided by DLA, the Company agreed to pay DLA (i) a monthly retainer in the amount of $22,500 from March 1, 2012 to September 1, 2012; (ii) thereafter, and unless otherwise mutually agreed upon, a retainer of $40,000 per month; and (iii) an annual fee of 12.5% of all gross sales of Ygiene™ (or its successor) products that DLA was a factor in securing.  In addition, the Company agreed to pay for all travel and other associated costs incurred by DLA, as approved by the Company's Chief Executive Officer.  None of the fees payable to DLA shall be derived from federal appropriations.

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

Results of Operations

Comparison of Results of Operations for the three months ended July 31, 2012 and for the three months ended July 31, 2011.

Revenues: During the three months ended July 31, 2012, the Company generated revenues of $888 as compared to revenues of $32,986 for three months ended July 31, 2011.  Our efforts have been focused on sales and marketing of our non-regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial applications in the United States. Additionally, we are continuing our efforts to obtain the remaining state regulatory approvals required for the sale and distribution of our Ygiene® formulation throughout the entire United States.  Any sales to date have been incidental to the implementation of our business strategy.

Operating Expenses: Operating expenses were $624,498 for the three months ended July 31, 2012 and $686,030 for the three months ended July 31, 2011, a 9% decrease of $61,532.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Depreciation and amortization increased to $177,234 for the three months ended July 31, 2012 from the $176,966 reported for the same three months in 2011, primarily as a result of a modest increased investment in our intellectual property made in 2011.

Salaries expense for the nine months ended July 31, 2012 were $107,123 an increase of $107,123 over amounts for the nine months ended July 31, 2011 which were $0, reflecting the retention of corporate employees in 2012 versus contract consultants utilized in 2011.

Total legal and accounting expenses for the three months ended July 31, 2012 were $68,836 a decrease of $93,073 over amounts for three months ended July 31, 2011 which were $161,909, reflecting a decrease in legal fee expenses.

Consulting fee expenses were $89,500 for the three months ended July 31, 2012, as compared to $67,168 for the three months ended July 31, 2011 for a 33% increase of $22,332.  The increase reflects higher costs relating to product testing projects entered into in 2012.

Other Selling, General and Administrative Expenses for the three months ended July 31, 2012 were $181,805, a decrease of $98,182 over amounts for the three months ended July 31, 2011 which were $279,987.  The decrease reflects $42,098 of lower travel and entertainment expenses as the Company has scaled back some of those efforts in 2012.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $642,073 for the three months ended July 31, 2012. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2011, our net loss was $698,557.  We anticipate we will experience a net loss in fiscal 2012 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

Comparison of Results of Operations for the nine months ended July 31, 2012 and for the nine months ended July 31, 2011.

Revenues: During the nine months ended July 31, 2012, the Company generated revenues of $2,390 as compared to revenues of $50,912 for nine months ended July 31, 2011.   Our efforts have been focused on sales and marketing of our non-regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial applications in the United States. Additionally, we are continuing our efforts to obtain the remaining state regulatory approvals required for the sale and distribution of our Ygiene® formulation throughout the entire United States. Any sales to date have been incidental to the implementation of our business strategy.

Operating Expenses: Operating expenses were $1,998,666 for the nine months ended July 31, 2012 and $2,173,622 for the nine months ended July 31, 2011, an 8% decrease of $174,956.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Amortization and depreciation increased to $531,702 for the nine months ended July 31, 2012 from the $529,418 reported for the same nine months in 2011, as a result of the increased investment in our intellectual property.

Salaries expense for the nine months ended July 31, 2012 were $294,831 an increase of $294,831 over amounts for the nine months ended July 31, 2011 which were $0, reflecting the retention of corporate employees in 2012 versus contract consultants utilized in 2011.

Total legal and accounting expenses for the nine months ended July 31, 2012 were $227,133, a decrease of $204,705 over amounts for the nine months ended July 31, 2011 which were $431,838, reflecting a decrease of $118,166 in legal fees associated with general and SEC related matters and $86,539 audit and accounting fee expenses associated with the financial audit for the year ended October 31, 2010.

Consulting fee expenses were $401,192 for the nine months ended July 31, 2012 as compared to $256,973 for the nine months ended July 31, 2011 for a 56% increase of $144,219.  The increase reflects the costs relating to increased marketing retainer agreements and product tests entered into during the nine months ended July 31, 2012, offset by the reclassification of certain employees mentioned above.

Other Selling, General and Administrative Expenses for the nine months ended July 31, 2012 were $543,808, a decrease of $411,585 over amounts for the nine months ended July 31, 2011 which were $955,393.  The decrease reflects $102,500 of investor relations expenses as the Company has scaled back those efforts in 2012.  In addition, there was $0 stock based compensation in 2012 compared to $289,027 in 2011 paid to Dr. Kielbania for his efforts in securing the EPA registration of Ygiene®  in February 2011.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $2,040,548 for the nine months ended July 31, 2012. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2011, our net loss was $2,253,043.  We anticipate that we will experience a net loss in fiscal 2012 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Analysis of Impairment

In conjunction with our 2011 audit, we performed our annual impairment testing during January 2012.  In this analysis, we determined that the fair value exceeded the current carrying value of our Intellectual Property of $10,699,446.

We computed the Intellectual Property fair value using an undiscounted cash model. In our undiscounted cash flow analysis, we prepared a five year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2016. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. We then multiplied our cash flows by a marginal federal and state tax rate of 40% to derive our after-tax yearly cash flows. The range of Intellectual Property values we derived using the above amounted to $39,391,088, which exceeds the carrying value of our Intellectual Property of $10,669,446.  For the three and nine months ended July 31, 2012 the Company has concluded that no circumstances arose that would cause an impairment to the carrying value of the Intellectual Property.

Liquidity and Capital Resources

We had $70,485 of cash at July 31, 2012.  Cash used in operations for the nine months ended July 31, 2012 was $1,076,230. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the nine months ended July 31, 2012, the Company raised $1,000,000 of cash from the issuance of its Series C Preferred Stock and $143,500 from the issuance of convertible promissory notes for a total of $1,143,500 to fund operations.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. While we have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs, the Company believes that it will be able to generate sales by May of 2013 and that it will require approximately $3,500,000 in additional capital in order to achieve its goals. If we are able to execute our plan, the Company can begin to accumulate cash reserves.  There is no assurance however that our funds will be sufficient to meet our anticipated needs through our fiscal year 2012, and we may need to raise additional capital during fiscal 2012 to fund the full costs associated with our growth and development. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

1.
Preferred Stock Purchase Agreement - This agreement provides that Vinfluence will purchase 100,000 shares of Series C Convertible Preferred Stock from the Company for an aggregate purchase price of $1,000,000.  Vinfluence has purchased the 100,000 shares.

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

In connection with the Vinfluence agreements noted above, on November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable.  In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable.  At July 31, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,533,654, respectively.  Currently, the debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $776,635 associated with the Series D Preferred Stock.  At the current time, the total Series B and D debt remaining to be settled and released by debt holders was $1,526,673.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of July 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of July 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of July 31, 2012 for the reasons outlined above.

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

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended July 31, 2012, the Company issued 100,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $1,000,000 to Vinfluence.

All of such shares were issued pursuant to an exemption from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Articles of Incorporation of BioNeutral Group, Inc. (1)

3.2	Amendment to Articles of Incorporation of BioNeutral Group, Inc. (2)

3.3	Bylaws of BioNeutral Group, Inc. (formerly known as Moonshine Creations, Inc.) (1)

10.26	Employment agreement with Mark Lowenthal, CEO and President (3)

10.27	Convertible promissory note with Michael Francis $60,000

10.28	Convertible promissory note with Michael Francis $100,000

10.29	Convertible promissory note and securities purchase agreement with Asher Enterprises $83,500

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)           Incorporated by reference to BioNeutral Group, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2008.
(2)           Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)           Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012.

*  Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC.

September 14, 2012	By:	/s/Mark Lowenthal
Mark Lowenthal
Chief Executive Officer and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)