Form 10-K
period 2012-10-31
BioNeutral Group, Inc
filed 2013-01-29
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the registrant’s common stock, par value $0.00001 per share (“Common Stock”), held by non-affiliates is $9,232,456 computed by reference to the price at which the Common Stock was last sold on April 30, 2012, as reported on the Over-the-Counter Bulletin Board.

As of January 24, 2013, there were 126,732,632 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:   None.

BIONEUTRAL GROUP, INC.

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

On January 30, 2009, we entered into a share exchange agreement (the “Share Exchange Agreement”), with BioNeutral Laboratories pursuant to which we agreed to issue to the shareholders of BioNeutral Laboratories an aggregate of 44,861,023 shares of our common stock (the “Share Exchange”) in exchange for substantially all of the capital stock of BioNeutral Laboratories.

On February 3, 2011, the Company formed BioNeutral Services, Inc., a wholly owned subsidiary of BioNeutral Group, Inc.  BioNeutral Services was formed to market and distribute several of the Company’s core products. The company, based in Kentucky, currently does not have significant operations.  The Company plans to close this subsidiary.

The Company has a wholly owned subsidiary, Environmental Commercial Technology, Corp. (“ECT”), a Delaware corporation.  ECT has no significant operations.

Recent Developments

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”). The JMJ Note is due on December 12, 2013. To date, the Company has received $60,000 of the loan represented by the JMJ Note. The JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible.

On December 11, 2012, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP for an equity line of up to $10,000,000. Pursuant to the Equity Purchase Agreement, the Company has the right, at its discretion, to sell to Southridge up to $10 million of its common stock from time to time over a 36-month period. The Company will have the right, but is not obligated, to sell stock to Southridge depending on certain conditions as set forth in the Agreement. Both parties have also entered into a Registration Rights Agreement under which, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares. The ability to draw on the line is conditioned upon having an effective registration statement. In connection with obtaining the equity line, the Company issued Southridge a $50,000 promissory note (the “Southridge Note”) due May 31, 2013 to satisfy its fees owned to Southridge on the equity line. The Southridge Note is convertible into common stock at a 50% discount to the lowest closing bid price of the common stock for the five days prior to conversion.

On December 6, 2012, the Company issued a new promissory note (the “Francis Note”) to Michael D. Francis, the Company’s principal stockholder in the amount of $409,252. The Francis Note includes all amounts previously owed and due to Mr. Francis. The Francis Note also includes $245,000 of new funding provided by Mr. Francis. The Francis Note is due on May 6, 2014. The Francis Note bears interest at 18% per annum. Mr. Francis has the right to convert the principal and interest into the Company’s common stock at $.055 per share which is equal to 75% of the closing price of the Company’s common stock or the 10 preceding days prior to December 6, 2012.

On October 31, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $53,000 (the “Note”). The Purchase Agreement became effective on November 2, 2012 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on August 2, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

On October 18, 2012, the Board of Directors of the Company approved a stock compensation plan for professionals and consultants.  The Plan was approved by the Board, on November 7, 2012 and the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for issuance of up to ten (10) million shares pursuant to the stock compensation plan.

On September 20, 2012, BioNeutral Group, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $53,000 (the “Note”). The Purchase Agreement became effective on October 3, 2012 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 65% multiplied by the market price (as defined in the Note). The Note matures on June 24, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid.  Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  Concurrently with entrance into the Purchase Agreement and the Note, the Company issued to its transfer agent an irrevocable letter agreement reserving such shares necessary to issue upon conversion of the Note.

The Company announced the addition of three new members to its board of directors.  Messrs.’ Robert Machinist, Dr. Philip Tierno, Jr. and Ben Hanafin were appointed new directors on September 28, 2012.

On December 12, 2012, the Company appointed Robert Machinist as Chairman of is Audit Committee and Ben Hanafin as Chairman of its Executive Compensation Committee. The Company also approved a grant of unregistered common stock to its independent directors as follows: Ben Hanafin – 342,466 shares, Robert Machinist 513,698 shares and Philip Tierno 219,178 shares.

Mr. Machinist is currently Chairman of the Board of Advisors of MESA, a merchant bank specializing in media and entertainment industry transactions, a position that he has served in since 2002.  Mr. Machinist is also a partner in Columbus Nova, a private investment fund.  Prior to 2002, Mr. Machinist served as Managing Director and Head of Investment Banking for the Bank of New York and its Capital Market’s division.  For 12 years prior to his time at the Bank of New York, Mr. Machinist was President of Patricof & Company Capital Corp., a diversified venture capital and investment banking company with a multinational investment banking business.  Patricof & Co. was sold to the Bank of New York in 1998.  Prior to Patricof, Mr. Machinist held a series of senior positions at several investment companies.  Mr. Machinist served until December 2009 as Non-Executive Chairman of New Motion, Inc. and as a member of its Board of Directors and its Audit and Compensation Committees.  He also serves on the Board of Directors of CIFC Corp. (NYSE:DFR) and is Chairman of CIFC’s Audit Committee.  He is also a member of the Board of Directors of United Pacific Industries, a publicly listed Hong Kong company where he also serves as Chairman of the Audit Committee and serves on the Compensation and Nominating and Corporate Governance Committees.  Mr. Machinist also serves as Vice-Chairman of Maimonides Hospital Medical Center, serves on their Board of Directors and as Chairman of its Investment Committee.  Mr. Machinist is also involved in philanthropic activities including serving as Chairman of the America Committee for the Weizmann Institute of Science and as a Trustee of Vasser College.

Dr. Philip M. Tierno, Jr. is the Director of Clinical Microbiology and Diagnostic Immunology at Tisch Hospital New York University Langone Medical Center.  He is a clinical professor of Microbiology and Pathology at New York University School of Medicine and a Professor at New York University College of Dentistry.  He has been with New York University since 1981.  Prior to NYU, Dr. Tierno was with several medical institutions.  He acts as a consultant to: the Office of the Attorney General of NY State; the Department of Health City of NY; the National Institute of Health; College of American Pathologists (CAP); International Hygiene Council; and NYCDOH Med Reserve Corps.  Dr. Tierno has published numerous treatises on antibiotics, toxic shock syndrome and other infections.  Dr. Tierno has in the past performed independent research and analysis on the Company’s products on behalf of the Company.

Ben N. Hanafin has been the President of Carova Management, LLC since 1997.  Carova is an executive management firm specializing in interim CEO assignments, executive coaching and strategic planning facilitation.  At Carova, he has acted as interim CEO and provided consulting services to numerous companies including Strato, Inc. and AL Systems, Inc.   Prior to Carova, he was the President of PyMaH Corporation, a medical device developer where he increased annual sales from $6 million to $35 million.  Mr. Hanafin was with PyMaH for over 20 years, the last nine of them as President.  He serves as a Trustee to several charitable organizations.

On July 9, 2012, the Company announced that, effective July 2, 2012, Mr. Mark Lowenthal, a member of the Company’s Board of Directors, has agreed to serve as the Company's President and Chief Executive Officer. The term of Mr. Lowenthal's employment shall be indefinite. Mr. Lowenthal's compensation shall consist of a $300,000 per annum base salary, except that Mr. Lowenthal shall receive a base salary of $150,000 per annum, with the remainder being deferred until such time as the Company has at least $4,000,000 in gross revenues or raises at least $3,000,000 in financing. Mr. Lowenthal shall also be entitled to a bonus in an amount not to exceed 25% of his base salary in the event that the Company reaches certain performance goals. Mr. Lowenthal shall also be granted options to purchase 5% of the outstanding capital stock of the Company at a price of $0.10 per share, which options shall vest at an annualized rate of 25% per year. Mr. Lowenthal shall also be entitled to a one-time success fee in the amount of $5,000,000 if the Company is sold or merged during the term of his employment, provided that the Company is valued at $100,000,000 or more in connection with such sale or merger (if the value is between $75,000,000 and $99,999,999.99 then the success fee will be pro-rated).  Andy Kielbania, who was the Company's Interim Chief Executive Officer, will be the Company's Chief Technology Officer going forward.

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

                 On February 28, 2012, the Company entered into an Engagement Agreement (the "Agreement") with DLA Piper US LLP ("DLA") for the provision by DLA of government contracting services to the Company related to its sporicide and sterilent, Ygiene™. In particular, the Agreement provides that DLA will provide the Company with (i) government contact counseling and assistance in obtaining a General Services Administration (GSA) Multiple Award Schedule contract, as well assistance in obtaining any other prime contract or subcontract with a federal, state or local government agency or international organization; (ii) outreach to and education of select government senior officials, members of Congress, health networks and other relevant organizations about Ygiene™; and (iii) strategic advice regarding public policy matters related to Ygiene™. Under the Agreement, Senator Tom Daschle, DLA's Senior Policy Advisor, will oversee the management of the services to be provided by DLA, which will be provided by other attorneys and professionals of DLA. Such representation does not include representation of the Company's subsidiaries, affiliates, stockholder, officers or directors. In consideration for the services to be provided by DLA, the Company agreed to pay DLA (i) a monthly retainer in the amount of $22,500 from March 1, 2012 to September 1, 2012; (ii) thereafter, and unless otherwise mutually agreed upon, a retainer of $40,000 per month; and (iii) an annual fee of 12.5% of all gross sales of Ygiene™ (or its successor) products that DLA was a factor in securing.  In addition, the Company agreed to pay for all travel and other associated costs incurred by DLA, as approved by the Company's Chief Executive Officer.  None of the fees payable to DLA shall be derived from federal appropriations. The parties have agreed to stay such monthly payments and in negotiations with DLA to extend the agreement for future advisory assistance.

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

The Company and Barnabas Health of West Orange, New Jersey, released the results of an initial collaborative research program.  In this study of about fifty (50) surgical instruments conducted at Saint Barnabas Medical Center, a Barnabas Health facility, Ygiene 206 Sterilant was shown to effectively remove microorganisms in the presence of blood from contaminated surgical instruments in 90 seconds to two minutes. This use of Ygiene would represent an important preventive step in the reduction of serious occupational exposure to healthcare workers of blood or bodily fluids from surgical instruments.

On April 4, 2012 the Company announced positive results of a series of tests performed by Dr. Philip Tierno with respect to the use of Ygiene 206 and the sterilization of surgical instruments. Surgical instruments and surgical material were contaminated with difficult to kill organisms at levels up to 10,000x. This presented significant sterilizing challenges, including challenges with bacterial spores. Following a 20-minute soak in Ygiene 206, the instruments were sterile. "I contaminated the surgical instruments and other material with very high levels of dangerous organisms (10/10th), letting the contaminants bind to the instruments for two hours. Without removal of any of the microorganisms, the instruments were placed in a tray for a 20 minute soak with direct contact to Ygiene 206. After which time I was able to determine that the instruments were indeed, sterile. Along with its compatibility with surgical stainless steel and other materials and surfaces, these tests show that Ygiene 206 would be an excellent pre-soak for contaminated surgical instruments," said Dr. Philip Tierno.  Dr. Andy Kielbania, ICEO of BioNeutral Group advised that, "A clinical test at Barnabas Health commenced April 3rd. We expect results in 45 days. A confirmed positive result would help position Ygiene 206 in its first significant commercial application." Nationally, there are over 40 million surgical cases a year resulting in highly contaminated surgical instruments.  On Subsequently, on October 2, 2012 in conjunction with Company's announcement, Barnabas Health issued a White Paper describing the Research Program and its results.  Exposures to blood and/or body fluids from used surgical instruments continue to occur on a daily basis. Other than engineering and work practice controls, there is little else available to protect healthcare workers responsible for cleaning used instruments. This Research Program was performed to determine the feasibility of using a disinfectant/sterilant chemical as a pre-treatment for used surgical instruments to protect healthcare workers from exposure to blood and/or body fluids when processing contaminated surgical instruments. The Research Program included using the chemical in a variety of settings including exposure to human blood that had dried for twelve (12) hours. The results of the Research Program confirm that the Ygiene 206 chemical may be used to disinfect surgical instruments as a precursor to cleaning and prior to terminal sterilization.  In this Research Program of about fifty (50) surgical instruments conducted at Saint Barnabas Medical Center, a Barnabas Health facility, Ygiene 206 Sterilant was shown to effectively remove microorganisms in the presence of blood from contaminated surgical instruments in 90 seconds to two minutes. In this controlled and limited study, Ygiene 206 was effective as a disinfectant in the presence of blood on surgical instruments even when the surgical instruments were grossly soiled and remained in the closed position.

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

Ygiene™

We have developed our Ygiene ™ products with the intent to kill certain harmful microbes, including virulent gram   positive or negative bacteria, viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  Our Ygiene ™ formulations are designed to target and bind to specific surface proteins and penetrate and alter the cellular structure of such proteins.  They are peroxy-based and, based on our internal laboratory studies, on a per unit volume basis, we believe it contains more active ingredients than any commercially available antimicrobial known to us.  In laboratory tests conducted by us,   our   Ygiene™ formulations demonstrated large zones of inhibition (areas on agar plates where growth of control organisms are prevented by antibiotics placed on agar surfaces) and high potency across a wide spectrum of harmful microbes.

We are developing our Ygiene ™ formulations for potential use in a broad range of applications, although the marketing and sale of each Ygiene ™ formulation in the United States and internationally will be subject to U.S. and foreign governmental regulations, respectively.  We believe there are three potential applications of our Ygiene ™ formulations, as set forth below:

●
Military/First Responders/Hospital Sterilant/Specialty Industrial:   We have developed Ygiene ™ formulations for “kill on contact” applications for anthrax and other micro-organisms for use by the military, first responders, hospitals and other special industries.

●
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

●
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

Ogiene™

Our Ogiene™ products are designed to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene™ formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.  Our Ogiene™ products will be offered in the gas phase – being applied as a fog, mist or spray – or in the liquid phase – being applied directly to liquid contaminates.  Based on laboratory studies conducted by us, we believe that Ogiene™ is free of unreasonable adverse impacts to health or the environment and that no or minimal clean up is required after application of our Ogiene™ products.  We plan to market our Ogiene™ products for hotels, restaurants, industrial manufacturing, controlled animal feeding operations (“CAFOs”), and homes.

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

We believe our Ogiene™ formulations provide fast delivery capabilities of active ingredients and can eliminate or reduce a broad range of gases. We believe this is important since household, institutional and industrial odors and irritating gases can be the result of either a single odoriferous compound or the result of a multiplicity of odoriferous compounds or components. These odor causing components include various organic carboxylic acids, aldehydes, ketones, amines, mercaptans, sulfides, disulfides and esters. In addition, various inorganic compounds such as ammonia, hydrogen sulfide and sulfur dioxide may add to the complexity of specific odors.  Laboratory tests conducted by us have demonstrated that in certain laboratory conditions our Ogiene™ formulations can reduce or eliminate the following:

●	formaldehyde;

●	ammonia and carbon dioxide;

●	sulfur dioxide/ nitrogen oxide (green house gases); and

●	cigar smoke

In general, our Ygiene™ and Ogiene™ formulations have shown the following capabilities in laboratory tests conducted by us:

●	Our formulations have killed spores, bacteria and viruses at room temperature.

●	We can manipulate our products, depending upon the needs of customers, to address requirements that can vary as follows:

o	the kill time from minutes to seconds;

o	the breadth of kill; and

o	the class of target organisms.

●	Our formulations are stable, non corrosive, non flammable and water soluble.

●	Our formulations can be applied as a liquid, wet wipe, spray, mist/fog or foam/froth and can be applied to air, surface and water.

Our Customers

To date, we have not had any significant sales of any of our current products.   We plan to market and sell our products for high level cleaning, sanitizing and odor elimination to consumers, acute and long term health care facilities, veterinary clinics and hospitals, livestock production and processing facilities, food processing and packaging, nutraceutical and pharmaceutical processing, biotechnical clean rooms, commercial mold remediation, hospitality and lodging, first responders, waste-water treatment, power generation and military chemical firms in the United States and overseas.

Marketing

We have assembled a small but experienced business team composed of individuals we believe to be highly capable to market, license, sell and distribute our products in the United States.  Primarily we intend to sell our products directly to the end user and through distribution channels. However we will consider private label and licensing arrangements as a means of leveraging the technology base as well.  As our products attract and gain wider acceptance in the US marketplace, we intend to develop an international sales presence in the future.    Potential customers include hotels, restaurants and hospitals and those engaged in the military, power generation, mold remediation, surgical equipment sterilization and waste-water treatment industries.

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

Intellectual Properties

Our intellectual property includes patent applications for our formulations and our manufacturing processes, and applications to register the trademarks BioNeutral™, AutoNeutral™, Ogiene™,  Ygiene™,and the tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™.

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

Research and Development

We conduct our primary research and development activities in-house, and use third-party laboratories to conduct independent testing.  Research and development expenditures were approximately $237,000 and $631,000 for the fiscal year ended October 31, 2012 and 2011, respectively.  No amounts incurred for Research and Development were borne directly by customers.

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

Employees

As of January 20, 2013, we had six full-time employees. We have part-time consultants devoting time to us.  None of our employees are represented by union or collective bargaining agreements. We believe that our relationships with our employees are good.

Advisory and Consultant Agreements

Advisory Agreement

On March 5, 2012, we entered into an Engagement Agreement (the “Agreement”) with DLA Piper US LLP (“DLA”) for the provision by DLA of government contracting services to the Company related to its sporicide and sterilent, Ygiene™. In particular, the Agreement provides that DLA will provide the Company with (i) government contact counseling and assistance in obtaining a General Services Administration (GSA) Multiple Award Schedule contract, as well assistance in obtaining any other prime contract or subcontract with a federal, state or local government agency or international organization; (ii) outreach to and education of select government senior officials, members of Congress, health networks and other relevant organizations about Ygiene™; and (iii) strategic advice regarding public policy matters related to Ygiene™. Under the Agreement, Senator Tom Daschle, DLA’s Senior Policy Advisor, will oversee the management of the services to be provided by DLA, which will be provided by other attorneys and professionals of DLA. Such representation does not include representation of the Company’s subsidiaries, affiliates, stockholder, officers or directors.

In consideration for the services to be provided by DLA, the Company agreed to pay DLA (i) a monthly retainer in the amount of $22,500 from March 1, 2012 to September 1, 2012; (ii) thereafter, and unless otherwise mutually agreed upon, a retainer of $40,000 per month; and (iii) an annual fee of 12.5% of all gross sales of Ygiene™ (or its successor) products that DLA was a factor in securing. In addition, the Company agreed to pay for all travel and other associated costs incurred by DLA, as approved by the Company’s Chief Executive Officer. None of the fees payable to DLA shall be derived from federal appropriations.  The Company is currently in negotiations with DLA to extend the agreement for future advisory assistance.

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

We have not generated significant product revenues to date. We incurred net losses of approximately $2.386 million, after consideration of $219,981 attributable to the Non-Controlling interest's share of the net loss, for the year ended October 31, 2012.  For the year ended October 31, 2011, we had net losses of approximately $2.819 million, after consideration of $241,693 attributable to the Non-Controlling interest's share of the net loss, for the year ended October 31, 2011.  We have concluded that our net losses, negative cash flows and accumulated deficit as of October 31, 2012 raise substantial doubt about our ability to continue as a going concern.

For the current 2013 fiscal year, we will have to raise substantial additional funds or take other measures within the current fiscal year in order to continue our operations.  Our future capital requirements will depend on numerous factors, including:

●	the results of studies relating to the efficacy and impacts on health and the environment of our products;

●	the scope and results of our research and development efforts;

●	the time required to obtain regulatory registrations, clearances or approvals;

●	our ability to establish and maintain marketing alliances and collaborative agreements; and

●	the cost of our internal marketing activities.

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

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended December 31, 2007 and the ten months ended October 31, 2008 and for the fiscal year ended October 31, 2010, 2011 and 2012, and they are open for review by the various tax jurisdictions. The state jurisdiction the Company is required to file in is New Jersey, and we failed to file any New Jersey state tax returns. We cannot assure you that we will not incur fines and penalties for failure to file such tax returns.

We are the subject of an ongoing investigation by the SEC that could have a material adverse impact on our business.

As described under “Item 3.  Legal Proceedings”, on October 1, 2009, the SEC issued a formal order of investigation to us regarding possible securities laws violations by us and other persons. The investigation concerns the process by which we became a publicly traded entity, trading in our shares, and disclosure and promotion of developments in our business. The SEC requested that we deliver certain documents to the SEC which we provided.  We have incurred, and may continue to incur costs, some of which may be significant, in responding to such investigation.  Any adverse findings by the SEC in connection with such investigation could have a material adverse impact on our business, including our ability to continue to operate as a publicly traded company.

Some of our directors and executive officers may  not have experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

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

A non-controlling interest in our subsidiary BioNeutral Laboratories exists.

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

Although we are commencing the marketing and sale of our bioneutralizer, odor controllers and antimicrobial applications, we have generated no significant revenues to date. Consequently, our historical results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. These risks include:

●	our ability to obtain further regulatory registration, clearance or approval of our products;

●	our ability to effectively and efficiently market and distribute our products through our sales force and third-party distributors;

●	the ability of manufacturers utilized by us to effectively and efficiently manufacture our products;

●	our ability to obtain market acceptance of our current products and future products that may be developed by us;

●	our ability to sell our products at competitive prices which exceed our per unit costs;

●	our ability to adequately protect our intellectual property;

●	our ability to attract and retain key business development, technical and management personnel; and

●	our ability to effectively manage our anticipated growth.

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

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more of our products, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

●	continue to undertake development and laboratory testing for our product candidates;

●	seek regulatory registrations, clearances or approvals for our products;

●	implement additional internal systems and infrastructure;

●	lease additional or alternative office facilities; and

●	hire additional personnel.

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

The EPA has substantial discretion in the registration process and may require us to conduct additional testing or to perform post-marketing studies. The registration process may also be delayed by changes in government regulation, future legislation or administrative action or changes in EPA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory registrations, clearances or approvals may:

●	delay commercialization of, and our ability to derive product revenues from, our product candidates;

●	impose costly procedures on us; and

●	diminish any competitive advantages that we may otherwise have.

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

Our Ogiene™ and Ygiene™ products will compete in highly competitive markets dominated by extremely large, well-financed domestically and internationally recognized chemical and pharmaceutical companies.  We believe substantially all of our competitors have greater financial resources than we do in the areas of sales, marketing, and branding and product development.  Many of our competitors also already have well established brands and distribution, and we expect to face additional competition from these competitors in the future.  Focused competition by larger chemical and pharmaceutical corporations could substantially limit or eliminate our potential market share and ability to profit from our products and technologies.

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

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources.  The growth in the size and geographic range of our business will place significant demands on management and our operating systems.  Our ability to manage our growth effectively will depend on our ability to, among other things:

●	attract additional management personnel;

●	develop and improve our operating systems;

●	hire, train, and manage an employee base; and

●	maintain adequate service capacity.

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

Our present and future performance will depend on the continued service of our senior management personnel. Our key employees are Mark Lowenthal, President and CEO and Dr. Andy Kielbania, our Chief Scientific Officer.   The loss of the services of these individuals could have a material and adverse effect on us, and our stock price may decline.  In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel. We currently do have long-term employment agreements with our officers.  We do not maintain any key man life insurance on any of our key personnel.

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

Because we have limited experience selling, marketing or distributing products and limited internal capabilities to do so, we may not be successful in marketing our products, which would adversely affect our results of operations.

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

●
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

●	Our third-party manufacturers might be unable to manufacture our products in the volume and of the quality required to meet our clinical and commercial needs, if any.

●	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to distribute our products.

●
Pesticide manufacturers are subject to ongoing periodic unannounced inspection by the EPA and in some cases, the FDA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

●	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

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

●
dilution caused by our issuance of additional shares of common stock and other forms of equity securities in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	announcements of new acquisitions or other business initiatives by our competitors;
●	our ability to take advantage of new acquisitions or other business initiatives;
●	fluctuations in revenue from our products;
●	changes in the market for our products and/or in the capital markets generally;
●	changes in the demand for our products, including changes resulting from the introduction or expansion of new products;
●	quarterly variations in our revenues and operating expenses;
●	changes in the valuation of similarly situated companies, both in our industry and in other industries;
●	changes in analysts’ estimates affecting our company (if any), our competitors and/or our industry;
●	changes in the accounting methods used in or otherwise affecting our industry;
●	additions and departures of key personnel;
●	announcements of technological innovations or new products available to the our industry;
●	announcements by relevant governments pertaining to incentives for products utilizing our technology;
●	fluctuations in interest rates and the availability of capital in the capital markets; and
●
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

As of January 24, 2012 there were 126,732,632 shares of our common stock and approximately 150 holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The shares of our common stock issued in connection with the consummation of the Share Exchange which is a large number of shares relative to the trading volume of our common stock, may be eligible for resale under Rule 144 following the date on which we file this Annual Report so long as the applicable conditions contained in Rule 144(i) are satisfied. The market price of our common stock could fall if the holders of these shares sell them or are perceived by the market as intending to sell them.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The market for penny stock has experienced numerous frauds and abuses which could adversely impact subscribers of our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	our inability to raise capital;
●	our failure to obtain the necessary regulatory approvals for our products;
●	the results of the current SEC investigation of our company;
●	the inability to obtain or retain customer acceptance of our products;
●	the failure of the market for our products to develop;
●	our inability to protect our intellectual property;
●	our inability to manage any growth;
●	the effects of competition from a wide variety of local, regional, national and other providers of products similar to our products;
●	changes in laws and regulations, including tax and securities laws and regulations and laws and regulations promulgated by the EPA, FDA and FTC.
●	changes in accounting policies, rules and practices;
●	changes in technology or products, which may be more difficult or costly, or less effective than anticipated; and
●	the other factors listed under this Item 1A - “Risk Factors.”

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.       PROPERTIES

Our executive offices are located at 55 Madison Avenue, Suite 400, Morristown, NJ  07960.  Our office located in Morristown consists of approximately 400 square feet of office space.  We currently occupy this space pursuant to a rental agreement that began on November 1, 2011 and expired on October 31, 2012.  Effective September 1, 2012 the Company reduced the size of the rental space and rent to $2,651 per month.  The Company arranged for a three month extension of the rental agreement which expires on January 31, 2013 at which time the Company plans to vacate the space.

We lease facilities at the New Jersey Institute of Technology (“NJIT”), located at 211 Warren Street, Newark, New Jersey 07103 which consist of approximately 519 square feet of office space and approximately 590 square feet of laboratory space.  We currently occupy this space pursuant to a lease which began on September 1, 2005 and was renewed every year since inception. The current lease has been renewed on September 1, 2011 and expires on August 31, 2012, subject to our option to renew the lease for an additional one year period on terms and conditions set forth therein. All leases at the NJIT campus are limited to a one year term. Pursuant to the lease, we are required to pay rent in the amount of $3,019 per month. Such rental payment includes all common area maintenance costs.  We are currently renting these office spaces on a month-to-month basis at similar terms to those of our most recent expired lease.

We believe that our existing facilities are suitable as office and laboratory space, and are adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.

ITEM 3.        LEGAL PROCEEDINGS

On November 26, 2012, the Company filed a complaint against Raj Pamani, a shareholder and former director of the Company in the Superior Court of New Jersey Essex County: Chancery Division (“the Complaint”).  Included also as defendants were several entities to which in 2009 the Company awarded approximately 13 million shares of its common stock in consideration for consulting contracts which the Company has concluded were fraudulently induced and were later deemed to be worthless (the “Defendant Entities”).  By causing the Company to enter into the contracts to its detriment in favor of Mr. Pamani’s and the Defendant Entities self-enrichment, the Company seeks to recover damages incurred from the actions of Mr. Pamani and the Defendant Entities as a result of self-dealing, breach of fiduciary duty, breach of loyalty and fraud.  As this matter unfolds, the Company may pursue and recover damages incurred from other parties that come to its attention for their participation.

On August 1, 2012, the Company filed a complaint for declaratory judgment against Vinfluence in the United States District Court for the Southern District of New York (“the Complaint”).  Due to issues and disagreements under the contracts, the Company seeks to cancel and/or rescind the contracts, and to prevent actual damages from occurring.   In doing so, we seek a declaratory judgment from the court that 1.) all five contracts between the Company and Vinfluence should be read together as one integrated contract; 2.) Vinfluence did not exercise the Option, as defined in the Agreement to License Invention (“License Agreement”), and that the Option has expired; and 3.) New York is the proper forum for disputes.  In response, on December 24, 2012, Vinfluence filed a Statement of Claim in the Supreme Court of South Wales in Sydney Australia (“the “Vinfluence Claim”).  The Vinfluence Claim seeks monetary damages and alleges several breaches of contract under the License Agreement most importantly that 1.) Vinfluence performed its obligations and supplied adequate consideration for both the license for their Territory and for the Optioned Territory (as defined in the License Agreement); and BioNeutral failed to deliver on all of its obligations.  The Company and Vinfluence have been negotiating and an agreement in principle has been reached the details of which are being incorporated in a written agreement.  Among other provisions, the “Agreement to Assign and Settle Debt” and the “Agreement to Assign and Settle Notes” would be terminated and a certain amount of shares provided to Vinfluence under such agreements would be returned to the Company.  In addition, the License Agreement would be terminated and replaced by a Distribution Agreement pursuant to which Vinfluence would receive distribution rights in certain Asian-Pacific countries.  In the event that the agreement in principle cannot be finalized, the Company will vigorously pursue the matter in court.

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

The Company has incurred, and may continue to incur costs, which may be significant, in responding to such investigation.  Any adverse findings by the SEC in connection with such investigation could have a material adverse impact on the Company's business, including the Company's ability to continue to operate as a publicly traded company.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable

PART II.

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol “BONU.OB” since February 20, 2009.  Prior to February 20, 2009, there was no public trading market for our shares of common stock. The following table sets forth the range of quarterly high and low sales prices of our common stock as reported for the periods indicated:

	High	Low
January 31, 2011	$0.37	$0.39
April 30, 2011	$0.93	$0.33
July 31, 2011	$0.15	$0.25
October 31, 2011	$0.18	$0.08
January 31, 2012	$0.14	$0.09
April 30, 2012	$0.12	$0.04
July 31, 2012	$0.08	$0.05
October 31, 2012	$0.08	$0.05
As of January 24, 2013	$.10	$.02

As of January 24, 2013 there were approximately 150 holders of record of our common stock.

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

Transfer Agent

The Company's registrar and transfer agent is Corporate Stock Transfer.

Unregistered Sales and Issuance of Equity Securities.

The following is a description of issuances of shares of our equity securities that were not registered under the Securities Act during the year ended October 31, 2012 and which shares were not previously disclosed by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the years ended October 31, 2012 and 2011, various holders of our preferred shares exchanged 0 and 24,269, respectively, of Series A Preferred shares into 0 and 242,690 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

Equity Issuance

During the years ended October 31, 2012 and October 31, 2011, the Company issued 0 and 1,810,116 shares of the Company’s common stock for gross proceeds of $0 and $342,500, respectively, to various investors. All of such shares were issued pursuant to an exemption from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.  Each individual investor represented to us, among other things, that such investor is a sophisticated investor with access to all relevant information necessary to evaluate its investment and that the purchased shares were being acquired for investment purposes only.

During the year ended October 31, 2012, the Company issued 100,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $1,000,000 to Vinfluence.

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

1.
Preferred Stock Purchase Agreement – Vinfluence purchased 100,000 shares of Series C Convertible Preferred Stock from the Company for an aggregate purchase price of $1,000,000.  Vinfluence has fulfilled this obligation.

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

4.
Preferred Stock Drawdown Agreement - Under the terms of this agreement, the Company is granted the right, but not the obligation, to sell to Vinfluence up to $1,400,000 worth of Series E Preferred Stock in monthly increments of up to $200,000.  Vinfluence did not fulfill this agreement.

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

Shares Issued Pursuant to Consulting Agreements

During the years ended October 31, 2012 and 2011, the Company issued an aggregate of 3,530,000 and 1,683,713 shares of common stock for professional services having a value of $283,000 and $516,517, respectively.  The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.  Shares issued in the above paragraph are valued at the market price during the period for which services were provided.

Other Equity Issuances

During the years ended October 31, 2012 and 2011 and in connection with the Share Exchange (as defined below), various non-controlling interests exchanged 0 and 1,199,458 shares of BioLabs common stock for the same number of shares of the Company common stock.

Convertible Debt Capital Funding

The Company issued an unsecured convertible promissory note to Michael D. Francis, (“Francis”) a shareholder of the Company on June 7, 2012, which issuance resulted in gross proceeds to the Company of $60,000.  Interest shall accrue at the rate of 8% per annum and payable on the maturity date of October 31, 2012.  Francis will have the right to convert the principal amount of the note and all accrued but unpaid interest into common stock of the Company at $.07 per share.  The conversion price of $.07 per share is equal to 75% of the closing price of the Company’s common stock for the 10 preceding days. The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.  At maturity of the convertible promissory note, and upon receipt of a conversion notice from Mr. Francis, the Company would issue 810,811 shares of common stock in consideration of the principal amount of $60,000 plus shares of common stock for accrued but not paid interest.

The Company issued an unsecured convertible promissory note to Francis on August 8, 2012, which issuance resulted in gross proceeds to the Company of $100,000.  Interest shall accrue at the rate of 8% per annum and payable on the maturity date of October 31, 2012.  Francis will have the right to convert the principal amount of the note and all accrued but unpaid interest into common stock of the Company at $.06 per share.  The conversion price of $.06 per share is equal to 75% of the closing price of the Company’s common stock for the 10 preceding days. The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.  At maturity of the convertible promissory note, and upon receipt of a conversion notice from Mr. Francis, the Company would issue 1,515,152 shares of common stock in consideration of the principal amount of $100,000 plus shares of common stock for accrued but not paid interest.

The Company received loan proceeds from Francis on September 7, 2012, which resulted in gross proceeds to the Company of $30,000.

The Company received loan proceeds from Francis on September 19, 2012, which resulted in gross proceeds to the Company of $30,000.

The Company issued an unsecured promissory note to Asher Enterprises, Inc. (“Asher”, the “Holder”) on September 20, 2012 which resulted in gross proceeds to the Company of $53,000.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash on June 24, 2013, and is reported in the Company’s balance sheet as Notes Payable – Short Term. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.

The Company issued a convertible promissory note to Asher in July 2012 which issuance resulted in gross proceeds to the Company of $83,500.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash in April 13, 2013, and is reported in the Company’s balance sheet as Current Portion of Notes Payable. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the issue date and ending on the maturity date the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.

The Company issued two unsecured promissory notes to Asher on August 18, 2011 and September 15, 2011 which issuances resulted in gross proceeds to the Company of $60,000 and $42,500, respectively, for total gross proceeds of $102,500.  The notes bear an 8% annual interest rate, was due and payable with unpaid interest in cash on May 22, 2012 and June 19, 2012. (“the Maturity Dates”) and is reported in the Company’s balance sheet as Notes Payable – Short Term. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 58% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The notes were converted to shares of the Company’s common stock at various points in time during 2012.

The Company issued an unsecured promissory note to Blackbeth Holdings Ltd on August 1, 2011 in the amount of $50,000.  On March 7, 2012 the note was satisfied with an agreement for settlement and release arranged for pursuant to our “Agreement to Assign and Settle Notes” with Vinfluence.

The Company issued an unsecured promissory note to Francis (“the Francis Note”) on December 10, 2010, which issuance resulted in gross proceeds to the Company of $75,000.  On January 23, 2012 the note was satisfied with an agreement for settlement and release arranged for pursuant to our “Agreement to Assign and Settle Notes” with Vinfluence.

The Company issued an unsecured promissory note to Herbert Kozlov, (“Kozlov Note”) a shareholder of the Company, on December 6, 2010, which issuance resulted in gross proceeds to the Company of $50,000. The note went in default and the parties have mutually agreed to extend the maturity date to March 1, 2013.

The Company issued two unsecured promissory notes to Capara Investments, (“Capara Notes”) an affiliated company of Raj Pamani of which Mr. Pamani is the sole member, and a shareholder of the Company, of $50,000 on June 1, 2011, $50,000 on July 1, 2011 and $5,000 on October 24, 2011, which issuances resulted in gross proceeds to the Company of $105,000 in total.

Accrued and unpaid interest is added to the unpaid principal amount of the Director Notes, Shareholder Notes and Unrelated Party Notes every three months. Interest expense on the Director Notes, Shareholder Notes and Unrelated Party Notes every for the year ended October 31, 2012 and 2011 was $66,079 and $151,771 respectively. During the years ended October 31, 2012 and 2011, $73,722 and $211,833 of accrued interest was added to the principal amount of the Francis Note, Kozlov Note and Capara Notes.

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

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2012 was focused on leveraging developments in the United States for our Ygiene™ professional disinfectant product and continuing our work within the regulatory process of the U.S. for EPA registration of additional variations of Ygiene™.  Our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product were registered and approved with the US EPA on February 28, 2011.  Subsequently, we have registered Ygiene™ in 32 US states for sale and distribution. Our Ygiene™ was registered with the German Bundesanstalt für Arbeitsschutz und Arbeitsmedizin, a German government sanctioned institute for safety and health, on January 5, 2010 and November 30, 2009, respectively.  As a result of such registrations, we are permitted to sell such Ygiene™ based products in Germany, although we have not sold any of our products in Germany and currently do not have adequate resources to attempt to make any such sales or to have our products manufactured for sale.  We believe these registrations present us with a strong and dynamic platform for accessing well developed global markets for commercial use of our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product.

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

Results of Operations

Comparison of Results of Operations for Fiscal Year Ended October 31, 2012 (“fiscal 2012”) and the Fiscal Year Ended October 31, 2011 (“fiscal 2011”).

Revenues:  During fiscal 2012 the Company generated revenues of $4,588 as compared to revenues of $53,579 for fiscal 2011. Our efforts have been focused on sales and marketing of our non-regulated Ogiene™ product line as well the sale of our Ygiene™ formulation in acute and long-term healthcare and industrial markets where pathogenic spores are present.  In December 2012 we initialized our commercialization strategy and we plan to expand our efforts in 2013.

Operating Expenses:   Operating expenses were $2,542,475 for fiscal 2012 and $2,937,412 for fiscal 2011 for a 13% decrease of $(394,937).  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Amortization and depreciation increased to $708,936 for fiscal 2012 from the $706,828 reported for fiscal 2011 as a result of continued investment in our intellectual property.

Total legal and accounting expenses for fiscal 2012 were $283,812, a decrease of $264,497 over amounts for fiscal 2011 which were $548,309, reflecting a decrease of $152,136 in legal fees associated with general and SEC related matters and $112,361 audit and consulting fee expenses associated with the financial audit for the year ended October 31, 2010.

Salaries expense for fiscal 2012 were $476,817 an increase of 100% over amounts for fiscal 2011, which were $0, reflecting the retention of corporate employees in 2012 versus contract consultants, utilized in 2011.  In addition, overall compensation was higher in fiscal 2012 due to the addition of a CEO and President and an office manager which were not positions held at the Company for fiscal 2011.

Consulting fee expenses were $443,842 for fiscal 2012 as compared to $231,146 for fiscal 2011 for a 92% increase of $212,696.  The increase reflects additional costs in fiscal 2012 relating to marketing retainer agreements with Piccadilly Consultants and DLA Piper in the amounts of $200,000 and $112,500, respectively.  These retainer agreements were not in place in fiscal 2011. The increases in consulting fee expenses were partially offset by the reclassification of certain individuals to salaried employees as mentioned above.

Other Selling, General and Administrative Expenses for fiscal 2012 were $629,068, a decrease of $822,061 over amounts for fiscal 2011 which were $1,451,129.  The decrease reflects a reduction of $114,393 of investor relations expenses and a reduction of $111,757 of travel and entertainment expenses as the Company has scaled back those efforts in 2012.  In addition, Research and Development expenses decreased $593,737 primarily as the result of $489,027 of bonus compensation earned by Dr. Kielbania in Fiscal 2011 that was not earned in Fiscal 2012. These reductions were offset by increases in business development expenses of $36,430.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $2,606,350 for fiscal 2012. The discussion of operating expenses identifies the elements of the net loss.  For fiscal 2011 our net loss was $3,060,721.  We anticipate that we will experience a net loss in fiscal 2013 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Analysis of Impairment

In conjunction with our 2012 audit, we performed our annual impairment testing during January 2013.  In this analysis, we determined that the current carrying value of our Intellectual Property was $9,958,222.

We computed the Intellectual Property value of using an undiscounted cash model. In our undiscounted cash flow analysis, we prepared a five year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2017. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. We then multiplied our cash flows by a marginal federal and state tax rate of 40% to derive our after-tax yearly cash flows.  The range of Intellectual Property values we derived using the above amounted to $41,431,530, which exceeds the carrying value of our Intellectual Property of $9,958,222.

Liquidity and Capital Resources

We had $676 of cash at October 31, 2012.  Cash used by operations for fiscal 2012 was $1,359,039. The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with being a public company and daily operations of the business, including rent and travel and laboratory costs.

In fiscal 2012, we raised $1,000,000 of cash from the issuance of our capital stock to fund operations.  We received $356,500 from the issuance of convertible debentures.

In fiscal 2011, we raised $342,500 of cash from the issuance of our capital stock to fund operations.  We received $482,500 from the issuance of convertible debentures.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. We have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs. On December 12, 2012 we issued a convertible promissory note to JMJ financial in the amount of $250,000 of which we received an initial $60,000 payment.  We expect to receive similar payments from JMJ under the note at various intervals during the calendar year 2013.

On October 18, 2012, the Board of Directors of the Company approved a stock compensation plan for professionals and consultants.  The Plan was approved by the Board, on November 7, 2012 and the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for issuance of up to ten (10) million shares pursuant to the stock compensation plan.  We plan to fund a portion of our expenses by issuing shares of our S-8 common stock to consultants and professionals.

On December 11, 2012, the Company entered into an Equity Purchase Agreement (“Equity Line of Credit”) with Southridge Partners II, LP for an equity line of up to $10,000,000. Pursuant to the Equity Purchase Agreement, the Company has the right, at its discretion, to sell to Southridge up to $10 million of its common stock from time to time over a 36-month period. The Company will have the right, but is not obligated, to sell stock to Southridge depending on certain conditions as set forth in the Agreement.  We plan to submit a registration statement to the SEC and we plan to begin utilizing the Equity Line of Credit upon approval by the SEC.

The Company believes that we will be able to generate significant sales by the fourth quarter of 2013 providing for sufficient cash flows to supplement our equity financing.  If we are able to execute our plan, the Company can begin to accumulate cash reserves.  There is no assurance based on our current plans, however that our funds will be sufficient to meet our anticipated needs through our fiscal year 2013, and we may need to raise additional capital during fiscal 2013 to fund the full costs associated with our growth and development. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

Revenue Recognition – The revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities and includes shipping and handling costs, which generally are included in the list price to the customer. Our policy is to recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 based on when (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured, which is normally the date the product is shipped.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The tax years ending 2007, 2008, 2009, 2010, 2011 and 2012 are still open for review by the various tax jurisdictions. The state jurisdiction the Company is required to file in is New Jersey. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

Impairment of long-lived assets - Long-lived assets, such as property and equipment and definite-life intangible assets (i.e. Intellectual Property) are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB ASC 360-10-35-17 thru 35-35 “Measurement of an Impairment Loss”.  We assess the impairment of the assets based on the undiscounted future cash flow the assets are expected to generate compared to the carrying value of the assets.  If the carrying amount of the assets is determined not to be recoverable, a write-down to fair value is recorded.  Management estimates future cash flows using assumptions about expected future operating performance.  Management’s estimates of future cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations.  Our Intellectual Property was tested for impairment as of October 31, 2012.  Forecasted undiscounted future cash flows exceeded the carrying amount of the assets indicating that the assets were not impaired.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Audit Committee of the Board of Directors and
Stockholders of BioNeutral Group, Inc.

We have audited the accompanying consolidated balance sheets of BioNeutral Group, Inc. and Subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioNeutral Group, Inc. and subsidiaries as of October 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has recurring losses, had a working capital deficiency of approximately $1.6 million and an accumulated deficit of approximately $55 million as of October 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum, LLP

New York, NY
January 29, 2013

BIONEUTRAL GROUP, INC
CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31, 2012	October 31, 2011
Current Assets
Cash	$676	$3,215
Accounts Receivable - Net	657	345
Inventory	3,342	4,418
Prepaid Expenses-Related Parties	-	5,431
	4,675	13,409
Total Current Assets

Property and Equipment - Net	569	781
Intellectual Property - Net	9,958,222	10,699,446
Other Assets	14,496	2,500

TOTAL ASSETS	$9,977,962	$10,716,136

LIABILITIES AND STOCKOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expense	$975,479	$1,657,947
Current portion of Convertible Notes Payable	-	102,500
Current Portion of Convertible Loans from Stockholders	416,695	-
Accrued Compensation	167,668	1,105,610
Related Party Payables	70,199	77,575
Current Liabilities	1,630,041	2,943,632

Long Term Liabilities
Convertible Loans From Unrelated Party	-	210,241
Convertible Loans From Stockholders	788,370	1,855,593
Total Long Term Liabilities	788,370	2,065,834

TOTAL LIABILITIES	2,418,411	5,009,466

Commitments and Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with 684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 and 0 issued and outstanding at October 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $534,910 and $0 at October 31, 2012 and October 31, 2011, respectively.	54	-
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 56,081 and 0 issued and outstanding at October 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $560,810 and $0 at October 31, 2012 and October 31, 2011, respectively.	56	-
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 136,051 issued and outstanding at October 31, 2012 and October 31, 2011, respectively.
Liquidation Preference $1,360,510 and $0 at October 31, 2012 and October 31, 2011, respectively.	136	-
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and 0 outstanding at October 31, 2012 and October 31, 2011, respectively.
Common Stock, $.00001 Par Value; 200,000,000 shares authorized, 125,356,184 and 79,579,092	1,253	795
issued and outstanding at October 31, 201 and October 31, 2011, respectively.
Additional Paid-in Capital	63,990,912	57,958,512
Due from Vinfluence	(1,526,673)	-
Shares issued to Board of Directors	(47,200)	-
Accumulated Deficit	(54,967,589)	(52,581,220)
Total BioNeutral Group, Inc. Stockholders’ Equity	7,450,949	5,378,087

Non controlling Interest	108,543	328,524
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,484 and 59,484 shares issued and outstanding at October 31, 2012 and October 31, 2011 respectively.
Liquidation Preference $1,072,361 at October 31, 2012 and $1,509,810	59	59
at October 31, 2011 included in Non controlling interest
Total Non controlling Interest	108,602	328,583

Total Equity	7,559,551	5,706,670

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,977,962	$10,716,136

See Notes to Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended October 31,
	2012	2011

Revenues	$4,588	$53,579

Cost of Revenues	2,435	20,627

Gross Profit	2,153	32,952

Operating Expenses
Depreciation and Amortization	708,936	706,828
Salaries and Wages	476,817	-
Consulting Expenses	443,842	231,146
Legal and Accounting Expenses	283,812	548,309
Other Selling, General and Administrative Expenses	629,068	1,451,129
Total Operating Expenses	2,542,475	2,937,412

Loss from Operations	(2,540,322)	(2,904,460)

Interest Expense	(66,028)	(156,261)

Net Loss Before Provision for Income Taxes	(2,606,350)	(3,060,721)

Provision for Income Taxes	-	-

Net Loss	(2,606,350)	(3,060,721)

Loss Attributable to Non-controlling Interest	219,981	241,693

Net Loss Attributable to BioNeutral Group, Inc.	$(2,386,369)	$(2,819,028)

Net Loss Per Common Share - Basic and Diluted	$(.02)	$(.04)

Weighted Average Number of Common Shares outstanding
Basic and Diluted	113,401,418	77,649,466

See Notes to Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Due from Vinfluence	Shares Issued to Board of Directors	Retained Earnings (Deficit)	BioNeutral Group, Inc. Stockholders' Equity	Non-Controlling Interest	Preferred Shares	Preferred Amount	Total Stockholders' Equity
Balance, October 31, 2010	-	-	74,643,115	$746	$57,099,519			$(49,762,192)	$7,338,073	$570,217	83,753	$84	$7,908,374
Shares for cash			1,810,116	18	342,482				342,500				342,500
Issuance of shares for professional services			1,683,713	17	516,500				516,517				516,517
Preferred conversion at 10-1			242,690	2	23				25		(24,269)	(25)	-
Conversions to controlling interest			1,199,458	12	(12)				-				-
Net loss								(2,819,028)	(2,819,028)	(241,693)			(3,060,721)
Balance, October 31, 2011	-	-	79,579,092	795	57,958,512	-	-	(52,581,220)	5,378,087	328,524	59,484	59	5,706,670

Issuance of shares for professional services			3,530,000	35	282,965				283,000				283,000
Issuance of shares for accrued compensation			2,500,000	25	199,975				200,000				200,000
Preferred share issuances	544,520	$545			5,444,659				5,445,204				5,445,204
Preferred share conversions	(298,897)	(299)	37,362,125	374	(75)				-				-
Due from Vinfluence						$(1,526,673)			(1,526,673)				(1,526,673)
Promissory note conversions			2,384,967	24	104,876				104,900				104,900
Shares issued to board members							$(47,200)		(47,200)				(47,200)
Net loss								(2,386,369)	(2,386,369)	(219,981)			(2,606,350)
Balance, October 31, 2012	245,623	$246	125,356,184	$1,253	$63,990,912	$(1,526,673)	$(47,200)	$(54,967,589)	$7,450,949	$108,543	59,484	$59	$7,559,551

See Notes to Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended October 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,606,350)	$(3,060,721)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation	5,431	166,671
Depreciation and Amortization	708,936	706,828
Issuance of Stock Related to Professional Services	235,800	516,517
Interest Added to Promissory Notes	73,724	140,188
Provision for Bad Debts	-	49,716
Changes in Operating Assets and Liabilities
Accounts receivable	(312)	(50,061)
Inventory	1,076	(4,418)
Prepaid Expenses	-	5,236
Other Assets	(11,996)	-
Accounts Payable and Accrued Expenses	242,028	641,806
Related Party Payables	(7,376)	7,058

NET CASH USED IN OPERATING ACTIVITIES	(1,359,039)	(881,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Preferred and Common Stock	1,000,000	342,500
Proceeds from Convertible Promissory Notes	356,500	482,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,356,500	825,000

NET DECREASE IN CASH	(2,539)	(56,180)

CASH, BEGINNING OF YEAR	3,215	59,395

CASH, END OF YEAR	$676	$3,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of Promissory Note	$1,288,592	$-
Non-cash settlements of Accounts Payable and Accrued Expenses	$1,629,938	$-
Non-cash Intellectual Property Cost (Accrual Reversal) Additions	$32,500	$115,408
Non-cash conversion of promissory note to common stock	104,900	-
Shares issued to Board of Directors	47,200	-
Preferred Shares Issued to Vinfluence in Settlement of Debt and Notes	$1,526,673	$-

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

On January 30, 2009, the Company, formerly called Moonshine Creations Inc. (“Moonshine”), entered into a share exchange agreement (the “Share Exchange Agreement”) with BioLabs pursuant to which the Company agreed to issue to the shareholders of BioLabs 44,861,023 shares of its common stock (the “Share Exchange”).

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

Approximately 8% of BioLabs shareholders have not participated in the exchange of their shares of common stock of BioLabs for shares of common stock of Moonshine. Those shareholders are recognized as a Non-Controlling interest in the Company’s consolidated financial statements in accordance with FASB ACS 805-40-25-2. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares represent ownership of only that legal entity.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $44,672 and $49,716 at October 31, 2012, and 2011, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of October 31, 2012, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds our deposits is financially sound and therefore poses minimal credit risk. At October 31, 2012 and 2011, the Company did not hold any cash equivalents.

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

Property and Equipment

Property and equipment is and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

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

Advertising expenses

The Company expenses all advertising costs as incurred.   Advertising expense was immaterial for the years ended October 31, 2012 and 2011, respectively.

Research and Development

In accordance with ASC Topic 730 research and development costs are expensed as incurred.  Research and development expenses consist of purchased technology (including but not limited to intellectual property), purchased research and development rights and outside services for research and development activities associated with product development.  Research and Development expense were $237,031 and $630,768 for the years ended October 31, 2012 and 2011, respectively.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The tax years ending 2007, 2008, 2009, 2010,2011 and 2012 are still open for review by the various tax jurisdictions. The state jurisdiction the Company is required to file in is New Jersey. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of its common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time as the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers, many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate net income or loss per share. Basic income or loss per share is computed by dividing the income or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted income or loss per share is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a net loss for the years ended October 31, 2012 and 2011 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share, since they would be aniti-dilutive.

The following table outlines the common stock equivalents outstanding as of October 31, 2012 and October 31, 2011.

	10/31/2012	10/31/2011
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	-
Convertible Series C Preferred Stock	7,010,125	-
Convertible Series D Preferred Stock	17,006,375	-
Stock Options	6,142,809	-
Convertible Loans	13,347,354	16,018,272
	50,787,968	16,613,202

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurements (ASC Topic 820). This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Other than requiring additional disclosures on the Company’s “Level 3” disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

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

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. We have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs.  On December 12, 2012 we issued a convertible promissory note to JMJ financial in the amount of $250,000 of which we received an initial $60,000 payment.  We expect to receive similar payments from JMJ under the note at various intervals during the calendar year 2013.

On October 18, 2012, the Board of Directors of the Company approved a stock compensation plan for professionals and consultants.  The Plan was approved by the Board, on November 7, 2012 and the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for issuance of up to ten (10) million shares pursuant to the stock compensation plan.  We plan to fund a portion of our expenses by issuing shares of our S-8 common stock to consultants and professionals.

On December 11, 2012, the Company entered into an Equity Purchase Agreement (“Equity Line of Credit”) with Southridge Partners II, LP for an equity line of up to $10,000,000. Pursuant to the Equity Purchase Agreement, the Company has the right, at its discretion, to sell to Southridge up to $10 million of its common stock from time to time over a 36-month period. The Company will have the right, but is not obligated, to sell stock to Southridge depending on certain conditions as set forth in the Agreement.  We plan to submit a registration statement to the SEC and we plan to begin utilizing the Equity Line of Credit upon approval by the SEC.

The Company believes that we will be able to generate significant sales by the fourth quarter of 2013 providing for sufficient cash flows to supplement our equity financing based on its current plans.  If we are able to execute our plan, the Company can begin to accumulate cash reserves.  There is no assurance however that our funds will be sufficient to meet our anticipated needs through our fiscal year 2013, and we may need to raise additional capital during fiscal 2013 to fund the full costs associated with our growth and development. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

At October 31, 2012, the Company had negative working capital of $1,630,041. For the year ended October 31, 2012 the Company incurred an operating loss of $(2,606,350) and since inception has accumulated a deficit of $(54,967,589).

The Company had $676 of cash at October 31, 2012.  Cash used by operations for fiscal 2012 was $1,359,039. The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with being a public company and daily operations of the business, including rent and travel and laboratory costs.

In fiscal 2012, the Company raised $1,000,000 of cash from the issuance of our capital stock to fund operations and received $356,500 from the issuance of convertible debentures.

These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Note 4 - Prepaid Expenses

The Company periodically pays for services supporting its business operations with shares of its common stock. When these services are provided by related parties (i.e. non-employees) and performance extends over more than the current reporting period, a prepaid asset is established at the agreement date for the value of shares issued. The prepaid asset is established in the same period and manner as if cash were paid for the underlying goods or services, pursuant to FASB ASC 505-50-25-4 and 25-6.

Amounts are expensed on a straight line basis (and the prepaid asset reduced) over the periods the services are provided. The prepaid expense balance includes $0 and $5,431 at October 31, 2012 and October 31, 2011 respectively for share based payments to non-employees for services. The share based payment is being amortized over a three year period, starting in January 2009.  For the years ended October 31, 2012 and 2011, the Company recognized expense of $5,431 and $166,671, respectively related to this share based payment which is recorded in “Consulting Expenses.”  See Note 8 for a complete discussion of the share valuation and accounting for share based payments to non-employees in exchange for services and a detailed listing of the transaction amounts.

Note 5 - Property & Equipment

Property and equipment consisted of the following:

	10/31/2012	10/31/2011
Computer Hardware	$4,233	$4,233
Furniture and Fixtures	1,494	1,494
Less: Accumulated depreciation & amortization	(5,158)	(4,946)
	$569	$781

Depreciation expense incurred during the years ended October 31, 2012 and 2011 amounted to $212 and $212, respectively.

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

	10/31/2012	10/31/2011
Gross Carrying Amount	$15,256,688	$15,289,188
Accumulated Amortization	(5,298,466)	(4,589,742)
Net Carrying Amount	$9,958,222	$10,699,446

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the years ended October 31, 2012 and 2011 was $708,724 and $706,616, respectively.

Estimated amortization expense is as follows

10/31/2013	$708,723
10/31/2014	$708,723
10/31/2015	$708,723
10/31/2016	$708,723
10/31/2017	$708,723

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

Note 7 - Related Party Payables

The Company recorded interest on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.  For the years ended October 31, 2012 and 2011, the Company recorded interest of $2,072 and $2,072, respectively related to these notes.

Note 8 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares, except those listed below, issued during fiscal years 2012 and 2011 were fully vested upon grant of the shares or no later than the respective year end dates.

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

On November 21, 2011, the Company issued 2,500,000 shares of common stock to Andrew Kielbania, the Company’s Chief Scientific Officer as compensation for assisting the Company for developing the Company’s products.  The shares were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions.  The transaction was recorded as $200,000 to Research and Development Expense for the year ended October 31, 2011.

The Company issued 500,000 shares each, respectively, to Frank Battafarano and Ronald Del Mauro on November 21, 2011 pursuant to their agreements to participate as members of the Company’s board of directors.  The shares for services were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions for an initial total cost to the Company of $80,000.  Subsequently, Mr.Battafarano and Mr. Del Mauro resigned prior to the end of their terms, and the Company is in the process of canceling the original certificates and reissuing the shares in amounts of 160,000 and 200,000, respectively which resulted in a reduction of the total cost of these agreements of $47,200 for the year ended October 31, 2012

On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation.   In conjunction with the recent EPA approval and the verbal agreement entered into, the Chief Scientific Officer earned 555,822 restricted shares of common stock on February 28, 2011.    The value of the stock based compensation was $289,027 which was based on the closing price of the Company’s common stock on February 28, 2011.  The Company issued the shares on April 18, 2011.  The Company recognized the expense as research and development and increased common stock and additional paid in capital accordingly.

Note 9 - Stockholders’ Equity (and Non-Controlling Interest)

Common Stock

During the years ended October 31, 2012 and 2011, the Company issued 0 and 1,810,116 shares of the Company’s common stock for gross proceeds of $0 and $342,500, respectively, in private placement transactions.

During the years ended October 31, 2012 and 2011, the Company issued an aggregate of 3,530,000 and 1,683,713 shares of common stock to non-employees and board members for professional services having a value of $283,000 and $516,517, respectively.  The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

On October 31, 2011, the Company awarded Mr. Kielbania 2,500,000 shares of the Company’s common stock for services rendered in the scientific advancement of the Company’s products. The shares for services were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions which resulted in research and development expense of $200,000 in the year ended October 31, 2012.

During the year ended October 31, 2012, the Company received conversion notices for two unsecured promissory notes issued to Asher Enterprises on August 18, 2011 and September 15, 2011 in the amounts of $60,000 and $42,500, respectively, which issuances resulted in gross proceeds to the Company of $102,500.  The Company issued 2,384,967 shares of common stock to Asher for settlement of the gross proceeds of $104,900 which includes accrued interest of $2,400 at an annual interest rate of 8%.

During the years ended October 31, 2012 and 2011 and in connection with the Share Exchange (as defined below), various non-controlling interests exchanged 0 and 1,199,458 shares of BioLabs common stock for the same number of shares of the Company common stock.

On October 18, 2012, the Board of Directors of the Company approved a stock compensation plan for professionals and consultants.  Pursuant the approval of the plan, on November 7, 2012, the Company filed with the Securities and Exchange Commission a registration statement for issuance of up to ten (10) million shares pursuant to the stock compensation plan.

Preferred Stock

On October 31, 2011, the Board of Directors of the Company approved the designation of the following Series of Preferred Stock:

1.
Two hundred thirteen thousand five hundred (213,500) shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into 125 shares of the Company's common stock.  The basis for the shares is $.08 per share based on the conversion formula of 125 shares of common stock per share of Series B Preferred Stock with a stated value of $10.00 per share.

2.
One hundred thousand (100,000) shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 125 shares of the Company's common stock.  The basis for the shares is $.08 per share based on the conversion formula of 125 shares of common stock per share of Series B Preferred Stock with a stated value of $10.00 per share.

3.
Two hundred thirty one thousand one hundred (231,100) shares of Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into 125 shares of the Company's common stock.  The basis for the shares is $.08 per share based on the conversion formula of 125 shares of common stock per share of Series B Preferred Stock with a stated value of $10.00 per share.

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

In connection with the Vinfluence Agreements, on November 7, 2011, the Company issued 213,491 shares of Series B Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,134,914 of accounts payable and certain convertible notes payable.  In addition, on November 7, 2011, the Company issued 231,029 shares of Series D Preferred Stock to Vinfluence in exchange for their purchase and assumption of $2,310,289 of certain accounts payable, accrued compensation and convertible notes payable.  At October 31, 2012, the Company has received confirmed settlements and releases from debt holders of debt associated with Series B Preferred Stock and Series D Preferred Stock of $1,384,876 and $1,533,654, respectively.  Currently, the debt remaining to be settled and released associated with the Series B Preferred Stock was $750,038, and $776,635 associated with the Series D Preferred Stock or an aggregate debt to be settled and released by debt holders of $1,526,673.  Pursuant to our settlement negotiations, we have an agreement in principle with Vinfluence by which they agree to return the shares issued for the debts that are not settled.  Vinfluence has not fulfilled the terms of the Vinfluence Agreement in connection with the Series E Preferred Stock, and consequently no shares have been issued.

During the year ended October 31, 2012, the Company received conversion notices from Vinfluence in aggregate for 298,897 shares of Series B Preferred Stock and Series D Preferred Stock which are convertible into 125 shares of common stock for each share of the Preferred Stock.  In satisfaction of the conversion notices, the Company issued 37,362,125 shares of common stock to Vinfluence.

During the year ended October 31, 2012, the Company issued 100,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $1,000,000 to Vinfluence.

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common stock of BioLabs at a rate of 10 shares of common stock for each share of preferred stock.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs’ Certificate of Incorporation authorizes the Board of Directors to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of October 31, 2012 and October 31, 2011, 59,484 and 59,484 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

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

7.	Par value of $0.001.

Convertible Series B,C,D Preferred Stock:

1.	Authorized shares of 213,491, 100,000 and 231,029 of Series B, C and D, respectiviely.
2.	Non voting.
3.	Each share of Convertible Series B, C, D Preferred Stock is convertible into 125 shares of common stock of BioNeutral Group, Inc.
4.	Liquidation preference equal to the number of shares issued at the stated value of $10.00 per share.
5.	No dividends are issuable.
7.	Par value of $0.001.

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

During the years ended October 31, 2012 and 2011, various holders of our preferred shares exchanged 0 and 24,269, respectively, of Series A Preferred shares into 0 and 242,690 shares of common stock at the rate of 10 common shares to one preferred share, in accordance with the term of our preferred share agreement, dated December 12, 2006.

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

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	$(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	$(241,693)
Non-Controlling Interest at October 31, 2011	$328,583
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2012	$(219,981)
Non-Controlling Interest at October 31, 2012	$108,602

The Series A Preferred Stock is recognized in the Non-Controlling Interest. If the 59,484 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of October 31, 2012 and 2011.

Note 10 - Taxes

The Company did not file federal tax returns for the fiscal years ended December 31, 2007, the ten months ended October 31, 2008 and the fiscal years ended October 31, 2009, 2010, 2011 and 2012These returns which are not expected to report any tax due and are currently being prepared. The Company has its primary operations in the State of New Jersey and is required to file New Jersey corporate income tax returns. The Company has not filed New Jersey State tax returns. Since the Company would have incurred tax losses for each of the years for which returns have not been filed, it anticipates that only minimal taxes could be be due, including any interest and penalties that might be assessed.

The Company is not in discussions with any tax authorities whereby any settlements over past due taxes are in progress.

The income tax provision (benefit) consists of the following:

	October 31, 2012	October 31, 2011
Federal
Current	$-	$-
Deferred	1,961,982	(1,020,907)
State and Local
Current	-	-
Deferred	342,770	(178,358)
Change in valuation allowance	(2,304,752)	1,199,265
Income tax provision (benefit)	$-	$-

The following is a reconciliation of the expected tax expense (benefit) on the U.S. statutory rate to the actual tax expense (benefit) reflected in the statement of operations:

	Years Ended
	October 31, 2012	October 31, 2011
U.S. federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(5.9%)	(5.9%)
Increase in valuation allowance	(88.4%)	39.2%
Intellectual property adjustment	128.2%	0%
Other permanent items	.1%	.8%
Income Tax provision (benefit)	0%	0%

As of October 31, 2012 and 2011, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	Years Ended
	October 31, 2012	October 31, 2011
Deferred Tax Assets
Net operating loss carryovers	$15,756,864	$14,256,341
Intangible asset amortization	705,402	4,166,157
Allowance for doubtful accounts	17,842	19,857
Accrued compensation	68,564	441,581
Interest on convertible debt	125,470	97,128
Stock-based compensation	200,619	198,449
Total deferred tax assets	16,874,761	19,179,513
Valuation allowance	(16,874,761)	(19,179,513)
Deferred tax assets, net of valuation allowance	$-	$-

 For the years ended October 31, 2012 and October 31, 2011, the Company had approximately $39.5 million and $35.7 million in U.S. federal and state net operating loss carryovers (“NOLs”), respectively, which begin to expire 20 years from the original due date of the tax returns are filed.  The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than fifty percent change in ownership as determined under the regulations.  The Company has performed a preliminary review and has determined that the NOLs are not currently subject to limitation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets for each period because it is more likely than not that all of the deferred tax assets will not be realized.  The change in valuation allowance for the years ended October 31, 2012 and 2011 is $2,304,752 and $1,199,265, respectively.

Note 11 - Related Party Transactions

Related Party Events for Fiscal Year Ended October 31, 2012

The Company issued an unsecured convertible promissory note to Michael D. Francis, (“Francis”) a shareholder of the Company on June 7, 2012, which issuance resulted in gross proceeds to the Company of $60,000.  Interest shall accrue at the rate of 8% per annum and payable on the maturity date of October 31, 2012.  Francis will have the right to convert the principal amount of the note and all accrued but unpaid interest into common stock of the Company at $.07 per share.  The conversion price of $.07 per share is equal to 75% of the closing price of the Company’s common stock for the 10 preceding days. The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.

The Company issued an unsecured convertible promissory note to Francis on August 8, 2012, which issuance resulted in gross proceeds to the Company of $100,000.  Interest shall accrue at the rate of 8% per annum and payable on the maturity date of October 31, 2012.  Francis will have the right to convert the principal amount of the note and all accrued but unpaid interest into common stock of the Company at $.06 per share.  The conversion price of $.06 per share is equal to 75% of the closing price of the Company’s common stock for the 10 preceding days. The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.

The Company received loan proceeds from Francis on September 7, 2012, which resulted in gross proceeds to the Company of $30,000.  The loan proceeds were consolidated to a convertible promissory note issued by the Company on December 6, 2012 (see Note 14 – Subsequent Events).

The Company received loan proceeds from Francis on September 19, 2012, which resulted in gross proceeds to the Company of $30,000.  The loan proceeds were consolidated to a convertible promissory note issued by the Company on December 6, 2012 (see Note 14 – Subsequent Events).

Related Party Events for Fiscal Year Ended October 31, 2011

The Company issued an unsecured promissory note to Francis (“the Francis Note”) on December 10, 2010, which issuance resulted in gross proceeds to the Company of $75,000.  On January 23, 2012 the note was satisfied with an agreement for settlement and release arranged for pursuant to our “Agreement to Assign and Settle Notes” with Vinfluence.

The Company issued an unsecured promissory note to Herbert Kozlov, (“Kozlov Note”) a shareholder of the Company, on December 6, 2010, which issuance resulted in gross proceeds to the Company of $50,000. The note went in default and the parties have mutually agreed to extend the maturity date to March 1, 2013.

The Company issued two unsecured promissory notes to Capara Investments, (“Capara Notes”) an affiliated company of Raj Pamani of which Mr. Pamani is the sole member, and a shareholder of the Company, of $50,000 on June 1, 2011, $50,000 on July 1, 2011 and $5,000 on October 24, 2011, which issuances resulted in gross proceeds to the Company of $105,000 in total.

Accrued and unpaid interest is added to the unpaid principal amount of the Director Notes, Shareholder Notes and Unrelated Party Notes every three months. Interest expense on the Director Notes, Shareholder Notes and Unrelated Party Notes every for the year ended October 31, 2012 and 2011 was $66,079 and $151,771 respectively. During the years ended October 31, 2012 and 2011, $73,722 and $211,833 of accrued interest was added to the principal amount of the Francis Note, Kozlov Note and Capara Notes.

Note 12 – Notes Payable

The Company issued an unsecured promissory note to Asher Enterprises, Inc. (“Asher”, the “Holder”) on September 20, 2012 which resulted in gross proceeds to the Company of $53,000.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash on June 24, 2013, and is reported in the Company’s balance sheet as Notes Payable – Short Term. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.

The Company issued a convertible promissory note to Asher in July 2012 which issuance resulted in gross proceeds to the Company of $83,500.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash in April 13, 2013, and is reported in the Company’s balance sheet as Current Portion of Notes Payable. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the issue date and ending on the maturity date the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The Company evaluated the beneficial conversion feature imbedded in the convertible promissory note and determined the effect was not material.

The Company issued two unsecured promissory notes to Asher on August 18, 2011 and September 15, 2011 which issuances resulted in gross proceeds to the Company of $60,000 and $42,500, respectively, for total gross proceeds of $102,500.  The notes bear an 8% annual interest rate, was due and payable with unpaid interest in cash on May 22, 2012 and June 19, 2012. (“the Maturity Dates”) and is reported in the Company’s balance sheet as Notes Payable – Short Term. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 58% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The notes were converted to shares of the Company’s common stock at various points in time during 2012.

The Company issued an unsecured promissory note to Blackbeth Holdings Ltd on August 1, 2011 in the amount of $50,000.  On March 7, 2012 the note was satisfied with an agreement for settlement and release arranged for pursuant to our “Agreement to Assign and Settle Notes” with Vinfluence.

Note 13 – Commitments & Contingencies

Operating Leases

The Company renewed its annual lease agreement for its office and laboratory space in Newark, New Jersey.  The lease term was for the twelve months September 1, 2011 to August 31, 2012.  The monthly rent is $3,019 per month.  The Company is currently renting the office and laboratory on a month to month basis at the same rate.

On November 1, 2011, the Company rented executive office space in Morristown, New Jersey for a period of one year.  The monthly rent was $4,998 per month.  Effective September 1, 2012 the Company reduced the size of the rental space to and rent $2,651 per month.  The Company arranged for a three month extension of the rental agreement which expires on January 31, 2013, at which time it plans to vacate the space.

The following table summarizes the Company’s future minimum lease payments under operating leases agreements for the one year subsequent to October 31, 2012:

Year Ended:
October 31, 2013	$7,953

Rent expense for fiscal years ended October 31, 2012 and 2011 was $79,374 and $23,578, respectively.

Litigation

On November 26, 2012, the Company filed a complaint against Raj Pamani, a shareholder and former director of the Company in the Superior Court of New Jersey Essex County: Chancery Division (“the Complaint”).  Included also as defendants were several entities to which in 2009 the Company awarded approximately 13 million shares of its common stock in consideration for consulting contracts which the Company has concluded were fraudulently induced and were later deemed to be worthless (the “Defendant Entities”).  By causing the Company to enter into the contracts to its detriment in favor of Mr. Pamani’s and the Defendant Entities self-enrichment, the Company seeks to recover damages incurred from the actions of Mr. Pamani and the Defendant Entities as a result of self-dealing, breach of fiduciary duty, breach of loyalty and fraud.  As this matter unfolds, the Company may pursue and recover damages incurred from other parties that come to its attention for their participation.

On August 1, 2012, the Company filed a complaint for declaratory judgment against Vinfluence in the United States District Court for the Southern District of New York (“the Complaint”).  Due to issues and disagreements under the contracts, the Company seeks to cancel and/or rescind the contracts, and to prevent actual damages from occurring.   In doing so, we seek a declaratory judgment from the court that 1.) all five contracts between the Company and Vinfluence should be read together as one integrated contract; 2.) Vinfluence did not exercise the Option, as defined in the Agreement to License Invention (“License Agreement”), and that the Option has expired; and 3.) New York is the proper forum for disputes.  In response, on December 24, 2012, Vinfluence filed a Statement of Claim in the Supreme Court of South Wales in Sydney Australia (“the “Vinfluence Claim”).  The Vinfluence Claim seeks monetary damages and alleges several breaches of contract under the License Agreement most importantly that 1.) Vinfluence performed its obligations and supplied adequate consideration for both the license for their Territory and for the Optioned Territory (as defined in the License Agreement); and BioNeutral failed to deliver on all of its obligations.  The Company and Vinfluence have been negotiating and an agreement in principle has been reached the details of which are being incorporated in a written agreement.  Among other provisions, the “Agreement to Assign and Settle Debt” and the “Agreement to Assign and Settle Notes” would be terminated and a certain amount of shares provided to Vinfluence under such agreements would be returned to the Company.  In addition, the License Agreement would be terminated and replaced by a Distribution Agreement pursuant to which Vinfluence would receive distribution rights in certain Asian-Pacific countries.  In the event that the agreement in principle cannot be finalized, the Company will vigorously pursue the matter in court.

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

The Company has incurred, and may continue to incur costs that may be significant in responding to such investigation.  Any adverse findings by the SEC in connection with such investigation could have a material adverse impact on the Company's business, including the Company's ability to continue to operate as a publicly traded company.

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

Employment Agreements

On July 9, 2012, the Company announced that, effective July 2, 2012, Mr. Mark Lowenthal, a member of the Company’s Board of Directors, has agreed to serve as the Company's President and Chief Executive Officer. The term of Mr. Lowenthal's employment shall be indefinite. Mr. Lowenthal's compensation shall consist of a $300,000 per annum base salary, except that Mr. Lowenthal shall receive a base salary of $150,000 per annum, with the remainder being deferred until such time as the Company has at least $4,000,000 in gross revenues or raises at least $3,000,000 in financing. Mr. Lowenthal shall also be entitled to a bonus in an amount not to exceed 25% of his base salary in the event that the Company reaches certain performance goals. Mr. Lowenthal shall also be granted options to purchase 5% of the outstanding capital stock of the Company at a price of $0.10 per share, which options shall vest at an annualized rate of 25% per year. Mr. Lowenthal shall also be entitled to a one-time success fee in the amount of $5,000,000 if the Company is sold or merged during the term of his employment, provided that the Company is valued at $100,000,000 or more in connection with such sale or merger (if the value is between $75,000,000 and $99,999,999.99 then the success fee will be pro-rated).  Andy Kielbania, who was the Company's Interim Chief Executive Officer, will be the Company's Chief Technology Officer going forward.

Other Contingencies

Approximately 4.8 million shares issued in the Share Exchange were issued by the then transfer agent to stockholders of BioLabs for whom the Company does not have records as having consented to the Share Exchange. The Company currently holds approximately 92% of the outstanding interests in its subsidiary, BioLabs. The Company did not receive consents to the Share Exchange from all common and preferred shareholders of BioLabs, and the Company has accounted for those shareholders who did not sign consents as holders of the remaining 8% outstanding interests in BioLabs. The Share Exchange consents did not specify the number of shares of BioLabs common stock to be exchanged by the consenting shareholder and did not affirmatively make the representation and warranties to be made by our stockholders as set forth in the Share Exchange. In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Shareholder consent, the Company had a basis for a valid private placement of its common stock issued in the Share Exchange, which if such were the case, may negatively affect our status as a publicly traded company.

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

Note 14 - Subsequent Events:

Subsequent events have been evaluated through the date the financial statements were issued.  All appropriate subsequent event disclosures, if any, have been made in the notes to the consolidated financial statements.

On December 26, 2012, the Company issued 692,308 and 538,462 shares of its S-8 registered common stock to Ray Dunning and Ken Munson, respectively, for compensation for their efforts offering our products for sale to potential customers.  The shares were valued and issued $.08 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On December 26, 2012, the Company issued 145,678 shares of its S-8 registered common stock to Daniel Medina for marketing services.  The shares were valued and issued $.07 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On December 12, 2012, the Company appointed Robert Machinist as Chairman of is Audit Committee and Ben Hanafin as Chairman of its Executive Compensation Committee. The Company also approved a grant of unregistered common stock to its independent directors as follows: Ben Hanafin 342,466 shares, Robert Machinist 513,698 shares and Philip Tierno 219,178 shares.  The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”). The JMJ Note is due on December 12, 2013. To date, the Company has received $60,000 of the loan represented by the JMJ Note. The JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible.

On December 6, 2012, the Company entered issued a new promissory note (the “Francis Note”) to Michael D. Francis, the Company’s principal stockholder in the amount of $409,252. The Francis Note includes all amounts previously owed and due to Mr. Francis. The Francis Note also includes $245,000 of new funding provided by Mr. Francis. The Francis Note is due on May 6, 2014. The Francis Note bears interest at 18% per annum. Mr. Francis has the right to convert the principal and interest into the Company’s common stock at $.055 per share which is equal to 75% of the closing price of the Company’s common stock or the 10 preceding days prior to December 6, 2012.

On December 11, 2012, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP for an equity line of up to $10,000,000. Pursuant to the Equity Purchase Agreement, the Company has the right, at its discretion, to sell to Southridge up to $10 million of its common stock from time to time over a 36-month period. The Company will have the right, but is not obligated, to sell stock to Southridge depending on certain conditions as set forth in the Agreement. Both parties have also entered into a Registration Rights Agreement under which, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares. The ability to draw on the line is conditioned upon having an effective registration statement. In connection with obtaining the equity line, the Company issued Southridge a $50,000 promissory note (the “Southridge Note”) due May 31, 2013 to satisfy its fees owned to Southridge on the equity line. The Southridge Note is convertible into common stock at a 50% discount to the lowest closing bid price of the common stock for the five days prior to conversion.

On October 31, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $53,000 (the “Note”). The Purchase Agreement became effective on November 2, 2012 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on August 2, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as of October 31, 2011.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of October 31, 2012 to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We previously reported that our disclosure controls and procedures were not effective as of October 31, 2011 and through the quarter ended July 31, 2012.  During the year ended October 31, 2012 the Compa ny has made extensive changes to both its board of directors and management team.  On July 4, 2012 the principal executive and financial officer issued a set of policies and procedures to establish a culture of adherence to an effective system of internal controls.  Among the many upgrades, an audit committee was formed and formal budgetary and corporate planning process were installed.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The conclusion that our internal controls of over assets and liabilities and financial disclosure were rendered based on the satisfactory results of the following evaluations:

1.
Oversight and the results thereof by the principal executive officer and principal financial officer of our assets and incurrence of liabilities.  The oversight is performed on a weekly basis with regularly scheduled meetings with management to discuss among other things financial needs and incurrence of liabilities.  Throughout the course of the weekly planning sessions, no item or area occurred that would lead to an adjustment or modification of the control environment;

2.	Review of periodic financial statements including those filed with the SEC (prior to filing);

3.
Review of cash position, cash transactions and accounts payable.  The review indicated that materially the Company did not enter into any agreements or approved of transactions that were contrary or otherwise outside of policies and procedures established on July 4, 2012;

4.
The principal executive and financial officer held discussions with our outside counsel firms and gathered their conclusions regarding our operations and financial reporting.  None of our outside counselors reported material exceptions to our financial reporting or controls thereof.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012. Based on this evaluation, our management, with the participation of the principal financial officer, concluded that, as of October 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. Based on an evaluation performed by our principal executive and principal financial officer, we concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.   Our conclusion represents material changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control oversight over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and titles of our directors and executive officers as of January 15, 2013, and the years in which such directors became directors. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Name	Age	Positions and Offices Held	Director Since
Mark Lowenthal	69	Director, President and Chief Executive Officer	2012
Dr. Andy Kielbania	65	Director and Chief Scientific Officer	2010
Dr. Philip Tierno	50	Director	2012
Ben N. Hanafin	50	Director	2012
Robert Machinist	50	Director	2012

Mark Lowenthal currently serves as a member of the Operation Executive Board of AUA Equity Partners, a position he has held since 2010. Prior to such, Mr. Lowenthal served as the President and Chief Executive Officer of European Soaps, LLC from 2008 to 2009. He also previously served as President of Revlon Europe, Asia and the Middle East from 1995 to 1999 where he was responsible for planning and implementing a major restructuring of the company’s business, including shifting from an individual country management approach to an integrated global approach. In addition, Mr. Lowenthal previously served as the President and General Manager of Almay, Inc. and as the Vice-President of Marketing of International Playtex, Inc. Mr. Lowenthal received his BA from the University of Buffalo where he majored in History and received an MBA from New York University.

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

Dr. Philip M. Tierno, Jr. is the Director of Clinical Microbiology and Diagnostic Immunology at Tisch Hospital New York University Langone Medical Center.  He is a clinical professor of Microbiology and Pathology at New York University School of Medicine and a Professor at New York University College of Dentistry.  He has been with New York University since 1981.  Prior to NYU, Dr. Tierno was with several medical institutions.  He acts as a consultant to: the Office of the Attorney General of NY State; the Department of Health City of NY; the National Institute of Health; College of American Pathologists (CAP); International Hygiene Council; and NYCDOH Med Reserve Corps.  Dr. Tierno has published numerous treatises on antibiotics, toxic shock syndrome and other infections.  Dr. Tierno has in the past performed independent research and analysis on the Company’s products on behalf of the Company.

Ben N. Hanafin has been the President of Carova Management, LLC since 1997.  Carova is an executive management firm specializing in interim CEO assignments, executive coaching and strategic planning facilitation.  At Carova, he has acted as interim CEO and provided consulting services to numerous companies including Strato, Inc. and AL Systems, Inc.   Prior to Carova, he was the President of PyMaH Corporation, a medical device developer where he increased annual sales from $6 million to $35 million.  Mr. Hanafin was with PyMaH for over 20 years, the last nine of them as President.  He serves as a Trustee to several charitable organizations.

Robert Machinist is currently Chairman of the Board of Advisors of MESA, a merchant bank specializing in media and entertainment industry transactions, a position that he has served in since 2002.  Mr. Machinist is also a partner in Columbus Nova, a private investment fund.  Prior to 2002, Mr. Machinist served as Managing Director and Head of Investment Banking for the Bank of New York and its Capital Market's division.  For 12 years prior to his time at the Bank of New York, Mr. Machinist was President of Patricof & Company Capital Corp., a diversified venture capital and investment banking company with a multinational investment banking business.  Patricof & Co. was sold to the Bank of New York in 1998.  Prior to Patricof, Mr. Machinist held a number of senior positions at several investment businesses.  Mr. Machinist served until December 2009 as Non-Executive Chairman of New Motion, Inc. and as a member of its Board of Directors and its Audit and Compensation Committees.  He also serves on the Board of Directors of CIFC Corp. and is Chairman of CIFC's Audit Committee.  He is also a member of the Board of Directors of United Pacific Industries, a publicly listed Hong Kong company where he also serves as Chairman of the Audit Committee and serves on the Compensation and Nominating and Corporate Governance Committees.  Mr. Machinist also serves as Vice-Chairman of Maimonides Hospital Medical Center, serves on their Board of Directors and as Chairman of its Investment Committee.  Mr. Machinist is also involved in philanthropic activities including serving as Chairman of the America Committee for the Weizmann Institute of Science and as a Trustee of Vassar College.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Code of Ethics

We have a code of ethics that applies to our chief executive officer, chief financial officer and other persons who perform similar functions.  A copy of our code of ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Audit Committee Financial Expert

Our Board of Directors maintains an audit committee chaired by Robert Machinist.  Mr. Machinist has significant experience participating on audit committees.  Our audit committee arranges for our annual audit and quarterly reviews with Marcum LLP, our outside Certified Public Accounting firm.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
(Fiscal Year Ended October 31, 2012 and 2011)

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during the fiscal years ended October 31, 2012 and 2011 (ii) the two most highly compensated executive officers, other than the principal executive officer who were serving as executive officers at the end of such fiscal year and who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Totals ($)
Mark Lowenthal	2012	80,769	0	0		0		80,769
President and Chief
Executive Officer

Stephen Browand	2011	0	0	0		0		0
Chief Executive Officer

Dr. Andy Kielbania	2012	180,000	0			10,296	(1)
Chief Scientist &	2011	120,000	0	489,027	(2)	10,296	(1)	419,323
Secretary
 ________________________

(1)           Represents the cost of a leased car utilized by Dr. Kielbania.

(2)           On October 31, 2011, the Company awarded Mr. Kielbania 2,500,000 shares of the Company’s common stock for services rendered in the scientific advancement of the Company’s products. The shares for services were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions which resulted in research and development expense of $200,000 in the year ended October 31, 2012.  On February 28, 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 formulation.   In conjunction with the recent EPA approval and the verbal agreement entered into, the Chief Scientific Officer earned 555,822 restricted shares of common stock on February 28, 2011.  The value of the stock based compensation is $289,027, which is based on the closing price of the Company’s common stock on February 28, 2011.  The Company issued the shares on April 18, 2011.

Employment/Consulting Agreements

Effective July 2, 2012, we entered into an employment agreement with Mr. Mark Lowenthal, a member of the Company’s Board of Directors.  Mr. Lowenthal has agreed to serve as the Company's President and Chief Executive Officer. The term of Mr. Lowenthal's employment shall be indefinite. Mr. Lowenthal's compensation shall consist of a $300,000 per annum base salary, except that Mr. Lowenthal shall receive a base salary of $150,000 per annum, with the remainder being deferred until such time as the Company has at least $4,000,000 in gross revenues or raises at least $3,000,000 in financing. Mr. Lowenthal shall also be entitled to a bonus in an amount not to exceed 25% of his base salary in the event that the Company reaches certain performance goals. Mr. Lowenthal shall also be granted options to purchase 5% of the outstanding capital stock of the Company at a price of $0.10 per share, which options shall vest at an annualized rate of 25% per year. Using the Black-Scholes method of option valuation, the Company determined the fair value of the options were not material at October 31, 2012.  Mr. Lowenthal shall also be entitled to a one-time success fee in the amount of $5,000,000 if the Company is sold or merged during the term of his employment, provided that the Company is valued at $100,000,000 or more in connection with such sale or merger (if the value is between $75,000,000 and $99,999,999 then the success fee will be pro-rated).  Andy Kielbania, who was the Company's Interim Chief Executive Officer, will be the Company's Chief Scientific Officer going forward.

We previously entered into a consulting agreement with our Chief Scientific Officer, pursuant to which Dr. Kielbania agreed to take responsibilities and take direction from our board of directors.  Under this agreement, we are obligated to pay Dr. Kielbania $10,000 per month; provided, that compensation need not be paid until we have adequate funds in order to make payment on the compensation owed to him. Effective November 1, 2011 the Board appointed Dr. Andrew Kielbania as the Interim Chief Executive Officer of the Company, with such appointment taking effect immediately. Dr. Kielbania's appointment was governed by the employment agreement entered into by the Company and Dr. Andrew Kielbania pursuant to which Dr. Kielbania was to serve as the Company's Interim Chief Executive Officer for a period of six (6) months or until a successor is retained. His salary for such period was be $15,000 a month with certain other benefits. Further, upon the appointment of a new Chief Executive Officer of the Company, Mr. Kielbania shall serve as the Company's Chief Scientific Officer for period of two (2) years. His salary as such will be $10,000 per month, with certain benefits.  On July 3, 2012, Mr. Kielbania resigned from his position as Interim Chief Executive Officer upon the appointment of Mr. Lowenthal as President and Chief Executive Officer.  He is currently serving as Chief Scientific Officer and the Company has agreed to increase his salary to $15,000 per month.

Outstanding Equity Awards at Fiscal Year End
(Fiscal Year Ended October 31, 2011)

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at October 31, 2012.

	Options awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or unites of stock that have not vested (#)	Market value of shares of unites of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Mark Lowenthal	-	509,096	5,633,713		$.10	None	-	-	-	-
$
Dr. Andy Kielbania	-	-			$-	-	-	-	-	-
$

Director Compensation

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

The following table provides certain information with respect to the compensation earned or paid to our non-employee directors during the fiscal year ended October 31, 2012.  Mr. Lowenthal and Mr. Kielbania did not receive any compensation for their services on our board of directors beyond the compensation they received as our President and Chief Executive Officer and Chief Scientific Officer, respectively.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark Lowenthal	0	0	0	0	0	0	0
Dr. Andy Kielbania	0	0	0	0	0	0	0
Dr. Philip Tierno	0	0	0	0	0	0	0
Ben N. Hanafin	0	0	0	0	0	0	0
Robert Machinist	0	0	0	0	0	0	0

We have agreed to compensate our non-management members of the Board as follows:

1.
Dr. Philip Tierno – Effective September 1, 2012, Dr. Tierno agreed to serve on our Board of Directors for a one year term.  For his service on the board, he will receive $20,000 to be paid in cash and $32,000 paid in restricted stock for a total of $52,000.  On December 12, 2012 the Company approved the issuance of 219,178 shares of the company’s restricted stock valued at $.073 per share which is equal to the average closing price of the Company’s common stock for the 10 preceding days, representing interim compensation of $16,000.

2.
Ben N. Hanafin – Effective September 1, 2012, Mr. Hanafin agreed to serve on our Board of Directors for a one year term.  For his service on the board, he will receive $20,000 to be paid in cash and $50,000 paid in restricted stock for a total of $70,000.  On December 12, 2012 the Company approved the issuance of 342,466 shares of the company’s restricted stock valued at $.073 per share which is equal to the average closing price of the Company’s common stock for the 10 preceding days, representing interim compensation of $25,000.

3.
Robert Machinist – Effective September 1, 2012, Mr. Machinist agreed to serve on our Board of Directors and serve as chairman of our audit committee for a one year term.  For his service on the board and his chairmanship, he will receive $20,000 to be paid in cash and $75,000 paid in restricted stock for a total of $95,000.  On December 12, 2012 the Company approved the issuance of 513,698 shares of the company’s restricted stock valued at $.073 per share which is equal to the average closing price of the Company’s common stock for the 10 preceding days, representing interim compensation of $37,500.

Consulting Agreements with Certain Directors

The Company has an agreement with Dr. Philip Tierno for scientific consulting services.  Dr.Tierno is compensated at the rate of $1,500 per month for his services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of shares of our common stock, as of January 4, 2013:

●	by each person known by us to be the beneficial owner of 5% or more of our common stock;

●	by each of our directors and named executive officers; and

●	By all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated.  For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days.  As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.  Common stock beneficially owned and percentage ownership as of January 4, 2013 was based on 126,732,632 shares outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Mark Lowenthal, Director, CEO and President	-	0%
Dr. Andy Kielbania, Chief Scientific Officer	3,498,096	2.8%
Ben Hanafin, Director	342,466	.3%
Dr. Philip Tierno, Director	219,178	.2%
Robert Machinist, Director	513,698	.4%
All Directors and Executive Officers as a Group	4,573,438	3.7%
Michael Francis, Shareholder (2)	30,548,501	24.1%

(1)           Unless otherwise stated, the address for all the officers and directors is c/o BioNeutral Group, Inc., Madison Avenue, Suite 400, Morristown, New Jersey 07960.

(2)           150 Smith Road, Parsippany, New Jersey 07054.

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

Between January 1, 2009 and February 28, 2009, R.K. Associates (“R.K”) provided environmental consulting services to us for whom we paid R.K. approximately $10,000 for consulting services and approximately $3,000 for expenses incurred by R.K. while providing those services.  Our former director, Suresh Relwani, is the sole owner of R.K.  In addition, on November 12, 2008, we entered into the R.K. Consultant Agreement pursuant to which R.K. agreed to provide us with environmental consulting services.  The term of the R.K. Consultant Agreement expired on November 11, 2011, unless terminated earlier by either party.  On January 29, 2009, we granted R.K. 500,000 shares of our common stock, valued at $500,000,  for future consulting services under the R.K. Consultant Agreement, which amount is being amortized over three years. At October 31, 2012 and 2011, the balance of prepaid compensation was $0 and $5,431, respectively.

The Company issued unsecured promissory notes to Michael D. Francis, (“Francis”) a shareholder and former member of the board of directors of the Company.  On January 4, 2010, the Company issued (i) an unsecured promissory note in the amount of $250,000, a (ii) a second unsecured promissory note in the amount of $250,000, on March 15, 2010 of which $100,000 was drawn down by the Company on March 15, 2010 and $150,000 on April 1, 2010, (iii) a third secured promissory note in the amount of $100,000 on April 30, 2010 with an original issuance date of April 26, 2010, (v) a fourth unsecured promissory note in the amount of $25,000 on July 7, 2010, and (vi) a fifth unsecured promissory note in the amount of $75,000 on December 10, 2010 (all such notes issued to Mr. Francis are collectively referred to as the “Francis Notes”). On January 23, 2012 the Francis Notes were satisfied with an agreement for settlement and release arranged for pursuant to our “Agreement to Assign and Settle Notes” with Vinfluence.

The Company issued seven unsecured promissory notes to Capara Investments, (“Capara”). On November 13, 2009, the Company issued (i) an unsecured promissory note to Capara in the amount of $250,000,   (ii) a second unsecured promissory note to Capara Investments on January 4, 2010 in the amount of $250,000, (iii) a third unsecured promissory note to Capara Investments on September 2, 2010 in the amount of $25,000, (iv) a fourth unsecured promissory note to Capara Investments on October 13, 2010 in the amount of $25,000, (v) a fifth unsecured promissory note to Capara Investments on June 1, 2011 in the amount of $50,000, a (vi) a sixth unsecured promissory note to Capara Investments on July 1, 2011 in the amount of $50,000, and a seventh unsecured promissory note to Capara Investments on October 24, 2011 in the amount of $5,000.  The sole member of Capara Investments, Raj Pamani, is a former member of our Board and a shareholder of the Company (all such notes issued to Capara are collectively referred to as the “Capara Notes”).

The Company issued an unsecured promissory note to Herbert Kozlov, (“Kozlov”) a shareholder of the Company, on December 6, 2010, which issuance resulted in gross proceeds to the Company of $50,000 (all such notes issued to Kozlov are collectively referred to as the “Kozlov Notes”). The note went in default and the parties have mutually agreed to extend the maturity date to March 1, 2013.

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

Accrued and unpaid interest is added to the unpaid principal amount of the Director Notes, Shareholder Notes and Unrelated Party Notes every three months. Interest expense on the Director Notes, Shareholder Notes and Unrelated Party Notes every for the year ended October 31, 2012 and 2011 was $66,079 and $151,771 respectively. During the years ended October 31, 2012 and 2011, $73,722 and $211,833 of accrued interest was added to the principal amount of the Francis Note, Kozlov Note and Capara Notes.

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

Director Independence

Our common stock is not listed on a national securities exchange and therefore, we are not subject to any corporate governance requirements regarding independence of board or committee members.  Under the definition of independence contained in the rules of The American Stock Exchange, LLC, an “independent director” of a company means a person who is not an officer or employee of the company or its subsidiaries and who the board of directors has affirmatively determined does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, we have determined that Mr. Machinist and Mr. Hanafin are the two members of our Board of Directors that are independent directors within the meaning of the applicable AMEX listing standard.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by our registered independent public accounting firm, Marcum LLP (“Marcum”) is approved in advance by our audit committee of our Board of Directors, including the proposed fees for such work. The audit committee is informed of each service actually rendered.  None of the services provided by our independent registered public accounting firm for the fiscal year ended October 31, 2012 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Audit Fees

The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements for the fiscal years ended October 31, 2012 and 2011, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended October 31, 2012 and 2011 were $ 80,000 and $111,000 respectively.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, Marcum did not bill any fees for services rendered to us during fiscal years ended October 31, 2012 and 2011 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Marcum and for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended October 31, 2012 and 2011.

All Other Fees

There were no fees billed by Marcum an for products or professional services rendered, other than services described under the caption “Audit Fees” above and Form S-8 above during fiscal years ended October 31, 2012 and 2011.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements.   The following financial statements of BioNeutral Group, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 31, 2012 and October 31, 2011
Consolidated Statements of Operations for the years ended October 31, 2012 and October 31, 2011
Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2012 and October 31, 2011
Consolidated Statements of Cash Flows for the years ended October 31, 2012 and October 31, 2011 Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All financial statement schedules are omitted from this Annual Report on Form 10-K, as they are not required or applicable or the required information is included in the financial statements or notes thereto.

3.  Exhibits.   The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

Exhibit No.	Description

2.1	Share Exchange Agreement by and among BioNeutral Group, Inc. and BioNeutral Laboratories Corporation USA and the shareholders thereof (1)

3.1	Articles of Incorporation of BioNeutral Group, Inc. (2)

3.2	Amendment to Articles of Incorporation of BioNeutral Group, Inc. (3)

3.3	Bylaws of BioNeutral Group, Inc. (formerly known as Moonshine Creations, Inc.) (2)

4.1	Form of Stock Certificate of BioNeutral Group, Inc. (7)

4.2	Form of Debenture of BioNeutral Group, Inc. (one in a series of debentures with identical terms) (3)

4.3	Form of Agreement to Convert BioNeutral Debenture (one in a series of agreements with identical terms) (3)

4.4	Registration Rights Agreement, dated as of February 3, 2010, between BioNeutral Group, Inc. and Chertoff Group, LLC (6)

4.5	8% exchangeable promissory note, dated November 13, 2009, issued in favor of Michael D. Francis (6)

4.6	8% exchangeable promissory note, dated November 13, 2009, issued in favor of Capara Investments LLC (6)

4.7	8% exchangeable promissory note, dated February 12, 2010, issued in favor of Michael D. Francis (6)

4.8	8% exchangeable promissory note, dated March 9, 2010, issued in favor of Capara Investments LLC (7)

4.9	8% exchangeable promissory note, dated March 15, 2010, issued in favor of Michael D. Francis (8)

4.10	8% exchangeable promissory note, dated April 30, 2010, issued in favor of Michael D. Francis (9)

4.11	8% exchangeable promissory note, dated July 7, 2010, issued in favor of Michael D. Francis (9)

4.12	8% exchangeable promissory note, dated August 31, 2010, issued in favor of Capara Investments LLC

4.13	8% exchangeable promissory note, dated October 12, 2010, issued in favor of Capara Investments LLC

4.14	8% exchangeable promissory note, dated October 28, 2010, issued in favor of Blackbeth Holdings Ltd.

10.1	BioNeutral Group, Inc. 2009 Stock Incentive Plan (3)

10.2	Consulting Agreement, dated as of June 15, 2008, between BioNeutral Group, Inc. and Raj Pamani (7)

10.3	Letter of Intent, dated March 20, 2009, between BioNeutral Group, Inc. and Orient Arts Inc. (4)

10.4	Professional Services Agreement between BioNeutral Group, Inc. and Dorothy Canter Consulting, LLC (4)

10.5	Consulting Agreement, dated March 13, 2009, between BioNeutral Group, Inc. and James Crane (4)

10.6	Advisory Agreement, dated August 26, 2009, by and among BioNeutral Group, Inc. and Chertoff Group, LLC (5)

10.7	First Amendment to Advisory Agreement, dated February 3, 2010, by and among BioNeutral Group, Inc. and Chertoff Group, LLC (6)

10.8	Stock Appreciation Rights Agreement, dated as of February 3, 2010, between the Company and Chertoff Group, LLC (6)

10.9	Restricted Stock Unit Agreement, dated as of February 3, 2010, between the Company and Chertoff Group, LLC (6)

10.10	Lease Agreement, dated September 1, 2009, between BioNeutral Group, Inc. and New Jersey Institute of Technology (Enterprise Development Center) (7)

10.11	Consultant Agreement, dated September 6, 2008, between BioNeutral Laboratories Corporation USA and Jina Partners (7)

10.12	Consultant Agreement, dated November 12, 2008, between BioNeutral Laboratories Corporation USA and R.K. and Associates, Inc. (7)

10.13	Consulting Agreement between BioNeutral Laboratories Corporation USA and Andrew Kielbania (7)

10.14	Consulting Agreement, dated September 15, 2008, between BioNeutral Laboratories Corporation USA, Pamani Group Ltd. and Angel's Assets Holdings Ltd. (7)

10.15	Form of Indemnification Agreement, dated February 10, 2009, between BioNeutral Group, Inc. and each of its executive officers and directors.(7)

10.16	Preferred Stock Purchase Agreement between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.17	Agreement to Assign and Settle Debt between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.18	Agreement to Assign and Settle Notes between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.19	Preferred Stock Drawdown Agreement between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.20	Agreement to License Invention with between BioNeutral Group, Inc. and Vinfluence Pty Ltd (10)

10.21	Agreement for appointment to Board of Directors – Ronald Del Mauro

10.22	Indemnification Agreement – Ron Del Mauro

10.23	Agreement for Appointment of Chairman – Frank Battafarano (10)

10.24	Indemnification Agreement – Frank Battafarano (10)

10.25	Collaboration Agreement between BioNeutral Group, Inc. and St. Barnabas Corporation (11)

10.26	Material Definitive Agreement with DLA Piper US LLP (12)

10.27	Resignation of Director – Frank Battafarano (13)

10.28	Departure of Directors; Appointment of Directors (14)

10.29	Appointment of Director (15)

10.30	Employment agreement with Mark Lowenthal, CEO and President (16)

10.31	Convertible promissory note with Michael Francis $60,000 (17)

10.32	Convertible promissory note with Michael Francis $100,000 (17)

10.33	Convertible promissory note and securities purchase agreement with Asher Enterprises $83,500 (17)

10.34	Results of an initial collaborative research program with Barnabas Corporation (18)

10.35	Departure of Directors; Appointment of Directors (19)

10.36	Convertible promissory note and securities purchase agreement with Asher Enterprises $53,000 (20)

10.37	Convertible promissory note and securities purchase agreement with Asher Enterprises $53,000 (21)

10.38	Convertible promissory note with JMJ Financial $250,000 (22)

10.39	Convertible promissory note with Michael Francis $409,252 (22)

10.40	Equity Purchase Agreement with Southridge Partners II, LLP for up to $10,000,000 (22)

14.1	BioNeutral Group, Inc. Code of Ethics (3)

21.1	Subsidiaries of BioNeutral Group, Inc. (7)

23.1	Consent of Bartolomei Pucciarelli, LLC.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(11)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012.

(12)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2012.

(13)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2012.

(14)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2012.

(15)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2012.

(16)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012.

(17)         Incorporated by reference to BioNeutral Group, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2014.

(18)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2012.

(19)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2012.

(20)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2012.

(21)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012.

(22)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012.

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

BIONEUTRAL GROUP, INC.

	By:	/s/ Mark Lowenthal
Mark Lowenthal
President, Chief Executive Officer
Dated: January 29, 2013		and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark Lowenthal	Director, President, Chief Executive Officer and Principal Accounting Officer	January 29, 2013
Mark Lowenthal

/s/ Andrew Kielbania	Director	January 29, 2013
Andrew Kielbania

/s/ Ben N. Hanafin	Director	January 29, 2013
Ben N. Hanafin

/s/ Dr. Philip Tierno	Director	January 29, 2013
Dr. Philip Tierno

/s/ Robert Machinist	Director	January 29, 2013
Robert Machinist