Form 10-Q
period 2013-01-31
BioNeutral Group, Inc
filed 2013-03-15
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended January 31, 2013

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

(973) 577-8003
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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of March 12, 2013 was 130,884,645 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	January 31, 2013	October 31, 2012
	Unaudited	Audited
Current Assets
Cash	$637	$676
Accounts Receivable - Net	657	657
Inventory	3,139	3,342
Prepaid Expenses - Employee Advances	52,292
	56,725	4,675
Total Current Assets

Property & Equipment - Net	516	569
Intellectual Property - Net	9,781,041	9,958,222
Other Assets	4,481	14,496

TOTAL ASSETS	$9,842,763	$9,977,962

Current Liabilities
Accounts Payable and Accrued Expense	$979,927	$975,479
Convertible Notes Payable net of Discount of $109,773 at January 31, 2013	147,995	-
Current Portion of Convertible Loans from Stockholders	58,582	416,695
Accrued Compensation	295,946	167,668
Related Party Payables	71,235	70,199
Derivative Liability	140,267	-
Current Liabilities	1,693,952	1,630,041

Long Term Liabilities
Convertible Loans From Stockholders net of Discount of $141,881 at January 31, 2013	1,082,681	788,370
Total Long Term Liabilities	1,082,681	788,370

TOTAL LIABILITIES	2,776,633	2,418,411

Commitments & Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with
684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 issued and outstanding at
January 31, 2013 and October 31, 2012, respectively.
Liquidation Preference $534,910 at January 31, 2013
and October 31, 2012, respectively.	54	54
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 56,081 issued and outstanding at
January 31, 2013 and October 31, 2012, respectively.
Liquidation Preference $560,810 at January 31, 2013
and October 31, 2012, respectively.	56	56
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 136,051 issued and outstanding at
January 31, 2013 and October 31, 2012, respectively.
Liquidation Preference $1,360,510 at January 31, 2013
and October 31, 2012, respectively.	136	136
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and outstanding at
January 31, 2013 and October 31, 2012, respectively.
Liquidation Preference $0 at January 31, 2013
and October 31, 2012, respectively.	-	-
Common Stock, $.00001 Par Value; 200,000,000 shares authorized,
126,732,632 and 105,609,092 issued and outstanding at January 31, 2013
and October 31, 2012, respectively.	1,267	1,253
Additional Paid-in Capital	64,258,857	63,990,912
Due from Vinfluence	(1,526,673)	(1,526,673)
Shares issued to Board of Directors	(47,200)	(47,200)
Accumulated Deficit	(55,664,709)	(54,967,589)
Total BioNeutral Group, Inc. Stockholders’ Equity	7,021,788	7,450,949

Non controlling Interest	44,283	108,543
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,493 shares issued and outstanding at January 31, 2013 and October 31, 2012 respectively.
Liquidation Preference $1,072,361 at January 31, 2013 and October 31, 2012, respectively, included in Non controlling interest	59	59
Total Non controlling Interest	44,342	108,602

Total Equity	7,066,130	7,559,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,842,763	$9,977,962

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,
	2013	2012

Revenues	$555	$1,164

Cost of Revenues	203	144

Gross Profit	352	1,020

Operating Expenses
Depreciation and Amortization	177,234	177,234
Salaries and Wages	208,404	100,200
Consulting Expense	10,150	243,692
Legal and Accounting Expenses	146,607	113,152
Other Selling, General and Administrative Expenses	138,831	200,076
Total Operating Expenses	681,226	834,354

Loss from Operations	(680,874)	(833,334)

Other Income (Expense)
Interest Expense	(142,381)	(44,188)
Change in Fair Value of Derivative Liability	61,875	-
Total Other Income (Expense)	(80,506)	(44,188)

Net Loss Before Provision for Income Taxes	(761,380)	(877,522)

Provision for Income Taxes	-	-

Net Loss	(761,380)	(877,522)

Loss Attributable to Non-controlling Interest	64,260	74,064

Net Loss Attributable to BioNeutral Group, Inc.	$(697,120)	$(803,458)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares outstanding
Basic and Diluted	125,491,943	90,478,328

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(761,380)	$(877,522)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation	-	5,431
Depreciation and Amortization	177,234	177,234
Issuance of Stock related to professional services	108,805	422,600
Interest added to promissory notes	29,408	43,186
Non-Cash Interest	109,642	-
Change in Fair Value of Derivative Liability	(61,875)	-
Changes in Operating Assets and Liabilities
Inventory	203	(698)
Prepaid Expenses - Employee Advances	(52,292)	-
Other Assets	10,015	(11,996)
Accounts Payable and Accrued Expenses	131,165	(175,022)
Related Party Payables	1,036	(2,560)

NET CASH USED IN OPERATING ACTIVITIES	(308,039)	(419,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Common Stock	-	450,000
Proceeds from Exchangeable Promissory Notes	308,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	308,000	450,000

NET (DECREASE) INCREASE IN CASH	(39)	30,653

CASH, BEGINNING OF PERIOD	676	3,215

CASH, END OF PERIOD	$637	$33,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of Promissory Note	$-	$(1,077,376)
Non-cash settlements of Accounts Payable and Accrued Expenses	$-	$(1,613,551)
Non-cash Intellectual Property Cost (Accrual Reversal) Additions	$-	$(32,500)
Shares issued to Board of Directors	$-	$60,400
Preferred Shares Issued to Vinfluence in Settlement of Debt and Notes	$-	$1,754,276

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

At January 31, 2013, the Company had negative working capital of $1,637,227. For the three months ended January 31, 2013 the Company incurred an operating loss of $761,380 and since inception has an accumulated deficit of $55,665,013.  For the same period in 2011, the Company’s net loss was $877,522.  The Company anticipates it will experience a net loss in fiscal 2013 as it continues to pursue markets for the sale and distribution of its products and development of access to global markets.

The Company had $637 of cash at January 31, 2013.  Cash used by operations for the three months ended January 31, 2013 was $308,039. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the three months ended January 31, 2013, the Company raised $308,000 of cash from the issuance of convertible debentures to fund operations.

On December 12, 2012 the Company issued a convertible promissory note to JMJ financial in the amount of $250,000 of which it received payments through the date of this report of $85,000.  It expects to receive additional payments from JMJ under the note at various intervals during the calendar year 2013.

On October 18, 2012, the Board of Directors of the Company approved a stock compensation plan for professionals and consultants.  The Plan was approved by the Board, on November 7, 2012 and the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 for issuance of up to ten (10) million shares pursuant to the stock compensation plan.  It plans to fund a portion of our expenses by issuing shares of its S-8 common stock to consultants and professionals.

On December 11, 2012, the Company entered into an Equity Purchase Agreement (“Equity Line of Credit”) with Southridge Partners II, LP (“Southridge”) for an equity line of up to $10,000,000. Pursuant to the Equity Purchase Agreement, the Company has the right, at its discretion, to sell to Southridge up to $10 million of its common stock from time to time over a 36-month period. The Company will have the right, but is not obligated, to sell stock to Southridge depending on certain conditions as set forth in the Agreement.  The Company submitted a registration statement to the SEC and it plans to begin utilizing the Equity Line of Credit upon approval by the SEC.

While the Company has been able to use proceeds from the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through February 1, 2014 and it will need to raise additional capital during fiscal 2013 to fund the full costs associated with its growth and development.

The Company believes that it will be able to generate significant sales by the fourth quarter of 2013 providing for sufficient cash flows to supplement its equity financing based on its current plans.  If it’s able to execute its plan, the Company can begin to accumulate cash reserves.  There is no assurance however that its funds will be sufficient to meet its anticipated needs through its fiscal year 2013, and it may need to raise additional capital during fiscal 2013 to fund the full costs associated with its growth and development. The Company believes that it will require approximately $2,000,000 in additional capital to achieve its goals.  There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of January 31, 2013 and the results of operations for the three months ended January 31, 2013 and 2012 and cash flows for the three months ended January 31, 2013 and 2012 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended January 31, 2013, and 2012 are not necessarily indicative of the operating results for the full year and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the years ended October 31, 2012 and 2011 as contained in the Form 10-K filed on January 29, 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $44,672 at January 31, 2013 and October 31 2012, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of January 31, 2013, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk. At January 31, 2013 and October 31 2012, the Company did not hold any cash equivalents.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at January 31, 2012

	January 31,	Quoted prices in
	2013	active markets for	Significant	Significant
		unobservable	other	observable
		identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$140,267			$140,267

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	January 31,	October 31,
	2013	2012
	(unaudited)

Beginning Balance	$--	$--
Aggregate fair value of derivative issued	$183,285	$--
Issuance date charge for difference between fair value and note proceeds	18,857	-
Change in fair value of derivative included in results of operations	$(61,875)	$--

Ending Balance	$140,267	$--

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three months ended January 31, 2013 and 2012 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of January 31, 2013 and January 31, 2012.

	1/31/2013	1/31/2012
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	6,686,375
Convertible Series C Preferred Stock	7,010,125	5,625,000
Convertible Series D Preferred Stock	17,006,375	28,878,625
Stock Options	6,142,809	-
Convertible Loans	25,003,347	8,415,755
	62,443,961	50,200,685

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

Prepaid Expenses –Employee Advances was $52,292 and $0 at January 31, 2013 and October 31, 2012, respectively.  At January 31, 2013, $52,292 represents share based payments to our sales and administrative staff.  We expect to recover these amounts with one year period.

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

	1/31/2013	10/31/2012
Gross Carrying Amount	$15,256,688	$15,256,688
Accumulated Amortization	(5,475,647)	(5,298,466)
Net Carrying Amount	$9,781,041	$9,958,222

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended January 31, 2013 and 2012 was $177,181 and $177,181, respectively.

Estimated amortization expense is as follows

10/31/2013 (Remaining)	531,542
10/31/2014	708,723
10/31/2015	708,723
10/31/2016	708,723
10/31/2017	708,723

The Intellectual Property is evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 thru 35-35.  An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value. During its annual impairment testing, the Company did not identify an impairment loss.

Note 6 - Related Party Payables

During the three months ended January 31, 2013 and 2012, the Company recorded interest of $518 and $518, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

Note 7 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares issued during fiscal years 2012 and 2011 were fully vested upon grant of the shares or no later than the respective year end dates.

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

On December 26, 2012, the Company issued 1,230,769 shares of its S-8 registered common stock to employees for compensation of $98,462.  The shares were valued and issued at $.08 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

Note 8 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

On December 26, 2012, the Company issued 145,678 shares of its S-8 registered common stock to a marketing consultant for his efforts offering our products for sale to potential customers and recorded travel and entertainment expenses of $10,343.  The shares were valued and issued at $.08 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

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

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	$(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	$(241,693)
Non-Controlling Interest at October 31, 2011	$328,583
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2012	$(219,981)
Non-Controlling Interest at October 31, 2012	$108,602
Non-Controlling interest Share of Net Loss for the three months ended January 31, 2013	$(64,260)
Non-Controlling Interest at January 31, 2013	$44,342

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of January 31, 2013 and October 31, 2012.

Note 9 – Notes Payable

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”), of which $85,000 has been received through the date of this report. The JMJ Note is due on December 12, 2013. JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible. The Company evaluated the beneficial conversion feature embedded in the convertible promissory note and determined the effect was not material.

On December 6, 2012, the Company entered issued a new promissory note (the “Francis Note”) to Michael D. Francis, the Company’s principal stockholder in the amount of $409,252. The Francis Note includes all amounts previously owed and due to Mr. Francis. The Francis Note also includes $185,000 of new funding provided by Mr. Francis. The Francis Note is due on May 6, 2014. The Francis Note bears interest at 18% per annum. Mr. Francis has the right to convert the principal and interest into the Company’s common stock at $.055 per share which is equal to 75% of the closing price of the Company’s common stock or the 10 preceding days prior to December 6, 2012. The Company evaluated the beneficial conversion feature embedded in the convertible promissory note and determined the effect was not material.

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

DERIVATIVE FINANCIAL INSTRUMENT

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Derivatives and Hedging which requires issuers of financial statements to make a determination as to whether (1) an embedded conversion meets the definition of a derivative in its entirety and (2) the derivative would qualify for a scope exception to derivative accounting, which includes evaluating whether the embedded derivative would be considered indexed to the issuer’s own stock.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as separate derivatives in the event such derivatives would not be classified in stockholders’ equity if they were free standing. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other applicable US GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the  embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides for an exception to this rule if a debt host instrument is deemed to be a conventional debt instrument.

The Company evaluated the conversion option embedded in its Convertible notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note. Accordingly, the embedded conversion option in the Convertible notes are classified as derivative liabilities at the conversion dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method which the Company believes approximate the results obtained using the Binomial Lattice model. The gross proceeds from the issuance of the Convertible notes were recorded net of a discount of $185,285 related to the derivative liability. The debt discount will be charged to amortization of debt discount ratably over the term of the Convertible notes. Additionally, the Company recorded a discount in the amount of $159,154 in connection with the initial valuation of the beneficial conversion feature of another Convertible notes to be amortized utilizing the interest method of accretion over the expected term of the note. The Company recorded an aggregate amortization of the debt discount in the amount of $109,642 for the quarter ended January 31, 2013 and is included in Interest Expense.

Note 10 - Related Party Transactions

Related Party Transactions During the Three Months Ended January 31, 2012

The Company received conversion notices from Vinfluence in aggregate for 0 and 160,000 shares of Series B Preferred Stock and Series D Preferred Stock which are convertible into 125 shares of common stock for each share of the Preferred Stock for the three months ended January 31, 2013 and 2012, respectively.  In satisfaction of the conversion notices, the Company issued 20,000,000 shares of common stock to Vinfluence.

During the three months ended January 31, 2012, the Company issued 45,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $450,000 to Vinfluence.

On January 23, 2012, Vinfluence provided the Company with confirmation of a settlement and release of $1,077,376 of convertible notes previously issued to Michael Francis.

Note 11 – Commitments & Contingencies

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

Note 12 - Subsequent Events:

On February 27, 2013, the Company received $25,000 of the JMJ Note.

On February 27, 2013, the Company issued 145,678 shares of its restricted common stock to a marketing consultant for their efforts offering our products for sale to potential customers.  The Company recorded consulting fee expenses of $10,343 during the fiscal year ended October 31, 2012.  The shares were valued and issued at $.08 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On February 27, 2013, the Company issued an aggregate of 1,075,375 shares of its restricted common stock to members of its Board of Directors as compensation for their participation the Board, and recorded $78,500 of expenses of board of directors’ fees.  The shares were valued and issued at $.07 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On February 25, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on March 4, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on November 27, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

Based on the receipt of several notices of conversion during February 2013, the Company issued an aggregate of 2,954,750 shares of common stock to convert short-term convertible promissory notes in the aggregate of $83,500.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	our inability to raise capital;

●	our failure to obtain the necessary regulatory approvals for our products;

●	the results of the current Securities and Exchange Commission (the "SEC") investigation of our Company;

●	the inability to obtain or retain customer acceptance of our products;

●	the failure of the market for our products to develop;

●	our inability to protect our intellectual property;

●	our inability to manage any growth;

●	the effects of competition from a wide variety of local, regional, national and other providers of products similar to our products;

●
changes in laws and regulations, including tax and securities laws and regulations and laws and regulations promulgated by the U.S. Environmental Protection Agency (the "EPA"), the U.S. Food & Drug Administration (the "FDA") and the U.S. Federal Trade Commission.

●	changes in accounting policies, rules and practices;

●	changes in technology or products, which may be more difficult or costly, or less effective than anticipated; and

●	the other factors listed under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended October 31, 2011 and other filings with the SEC.

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

Recent Developments

On February 27, 2013, the Company received $25,000 of the JMJ Note.

On February 25, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on March 4, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on November 27, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

At a meeting of the Board of Directors held on February 13, 2013, the Board approved the appointment Ben Hanafin to serve immediately as a member of its Audit Committee and the issuance of 2,577,709 shares of its common stock for compensation to its employees.

On January 25, 2013 the Company received $10,000 of loan proceeds from Michael Francis.  The Company and Mr. Francis intend to amend the Francis Note, as referenced below, to include these proceeds.

On December 12, 2012, the Company appointed Robert Machinist as Chairman of is Audit Committee and Ben Hanafin as Chairman of its Executive Compensation Committee. The Company also approved a grant of unregistered common stock to its independent directors as follows: Ben Hanafin 342,466 shares, Robert Machinist 513,698 shares and Philip Tierno 219,178 shares.  The shares were valued and issued at $.07 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On December 12, 2012, the Company received $60,000 of the JMJ Note.

On December 6, 2012, the Company entered issued a new promissory note (the “Francis Note”) to Michael D. Francis, the Company’s principal stockholder in the amount of $409,252. The Francis Note includes all amounts previously owed and due to Mr. Francis. The Francis Note also includes $185,000 of new funding provided by Mr. Francis. The Francis Note is due on May 6, 2014. The Francis Note bears interest at 18% per annum. Mr. Francis has the right to convert the principal and interest into the Company’s common stock at $.055 per share which is equal to 75% of the closing price of the Company’s common stock or the 10 preceding days prior to December 6, 2012.

On December 11, 2012, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP for an equity line of up to $10,000,000. Pursuant to the Equity Purchase Agreement, the Company has the right, at its discretion, to sell to Southridge up to $10 million of its common stock from time to time over a 36-month period. The Company will have the right, but is not obligated, to sell stock to Southridge depending on certain conditions as set forth in the Agreement. Both parties have also entered into a Registration Rights Agreement under which, the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares. The ability to draw on the line is conditioned upon having an effective registration statement. In connection with obtaining the equity line, the Company will incur a $50,000 promissory note to Southridge (the “Southridge Note”) due May 31, 2013 to satisfy its fees owned to Southridge on the equity line. The Southridge Note is convertible into common stock at a 50% discount to the lowest closing bid price of the common stock for the five days prior to conversion.

Pursuant to a Securities Purchase Agreement entered into with Asher Enterprises, Inc. on October 31, 2012, the Company received net proceeds of $47,350 on November 6, 2012.

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

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2013 is focused on leveraging developments in the United States for our Ygiene® professional disinfectant product. The Company received approval and registration from the EPA for its hospital and industrial grade line of products to be used as high level disinfectant and sterilants.

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

Results of Operations

Comparison of Results of Operations for the three months ended January 31, 2013 and for the three months ended January 31, 2012.

Revenues:  During the three months ended January 31, 2013, the Company generated revenues of $555 as compared to revenues of $1,164 for three months ended January 31, 2012.  Our efforts have been focused on sales and marketing of our non-regulated Ogiene® product line as well the sale of our Ygiene® formulation for hospital and industrial applications in the United States. Additionally, we are continuing our efforts to obtain the remaining state regulatory approvals required for the sale and distribution of our Ygiene® formulation throughout the entire United States.

Operating Expenses:Operating expenses were $681,226 for the three months ended January 31, 2013 and $834,354 for the three months ended January 31, 2012 an 18% decrease of $153,128.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Depreciation & Amortization was $177,234 for the three months ended January 31, 2013 and January 31, 2012, respectively.

Total legal and accounting expenses for the three months ended January 31, 2013 were $146,607 an increase of $33,455 over amounts for three months ended January 31, 2012 which were $113,152. The increase reflects an increase in legal fee expenses as a result of the complaints filed on Vinfluence and Mr. Pamani.

Salaries expense for the three months ended January 31, 2013 were $208,404 an increase of 108% over amounts for three months ended January 31, 2012, which were $100,200, reflecting the retention of corporate employees in 2012 versus contract consultants, utilized in 2011.  In addition, overall compensation was higher in 2013 due to the addition of a CEO and President which was a position not filled at the Company during the three months ended January 31, 2012.

Consulting fee expenses were $10,150 for the three months ended January 31, 2013 as compared to $243,692 for three months ended January 31, 2012 for a 96% decrease of $233,542.  The decrease primarily reflects a reduction of costs incurred during the three months ended January 31, 2012 relating to a marketing consulting agreement with Piccadilly Consultants, which was $200,000.

Other Selling, General and Administrative Expenses for the three months ended January 31, 2013 were $138,831, a decrease of $61,244 over amounts for three months ended January 31, 2012 which were $200,075.  The decrease reflects primarily a reduction of $45,499 of travel and entertainment expenses as the Company has scaled back those costs.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $680,874 for the three months ended January 31, 2013. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2012, our net loss was $833,334.  We anticipate we will experience a net loss in fiscal 2013 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

Analysis of Impairment

In conjunction with our 2012 audit, we performed our annual impairment testing during January 2012.  In this analysis, we determined that the current carrying value of our Intellectual Property was $9,958,222.

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

Liquidity and Capital Resources

We had $637 of cash at January 31, 2013.  Cash used in operations for the three months ended January 31, 2013 was $308,039. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with becoming a public company and daily operations of the business, including rent, travel and laboratory costs.

For the three months Ended January 31, 2013, we raised $308,000 of cash from the issuance of convertible debentures.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We previously reported that our disclosure controls and procedures were not effective as of October 31, 2011 and through the quarter ended July 31, 2012.  During the year ended October 31, 2012 the Company has made extensive changes to both its board of directors and management team.  On July 4, 2012 the principal executive and financial officer issued a set of policies and procedures to establish a culture of adherence to an effective system of internal controls.  Among the many upgrades, an audit committee was formed and formal budgetary and corporate planning process were installed.

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

None.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 26, 2012, the Company issued 1,230,769 shares of its S-8 registered common stock to employees for compensation of $98,462.  The shares were valued and issued $.08 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On December 26, 2012, the Company issued 145,678 shares of its S-8 registered common stock to a marketing consultant for his efforts offering our products for sale to potential customers and recorded travel and entertainment expenses of $10,343. The shares were valued and issued $.08 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

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

BIONEUTRAL GROUP, INC.

March 15, 2013	By:	/s/ Mark Lowenthal
Mark Lowenthal
Chief Executive Officer and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)