Form 10-Q
period 2013-04-30
BioNeutral Group, Inc
filed 2013-06-24
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File No. 333-149235

BIONEUTRAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0745273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Warren St., Newark, New Jersey	07103
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of June 1, 2013 was 143,980,540 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30, 2013	October 31, 2012
	Unaudited	Audited
Current Assets
Cash	$4,519	$676
Accounts Receivable - Net	1,110	657
Inventory	16,385	3,342
Prepaid Expenses	28,653	-
Total Current Assets	50,667	4,675

Property & Equipment - Net	463	569
Intellectual Property - Net	9,603,860	9,958,222
Other Assets	2,500	14,496

TOTAL ASSETS	$9,657,490	$9,977,962

Current Liabilities
Accounts Payable and Accrued Expense	$1,053,919	$975,479
Convertible Notes Payable net of Discount of $82,553 at April 30, 2013	155,794	-
Current Portion of Convertible Loans from Stockholders	59,754	416,695
Accrued Compensation	260,479	167,668
Related Party Payables	78,410	70,199
Derivative Liability	108,312	-
Current Liabilities	1,716,668	1,630,041

Long Term Liabilities
Convertible Loans From Stockholders net of Discount of $97,157 and $- at April 30, 2013 and October 31, 2012	1,268,644	788,370
Total Long Term Liabilities	1,268,644	788,370

TOTAL LIABILITIES	2,985,312	2,418,411

Commitments and Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with
684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 issued and outstanding at
April 30, 2013 and October 31, 2012, respectively.
Liquidation Preference $534,910 at April 30, 2013
and October 31, 2012, respectively.	54	54
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 56,081 issued and outstanding at
April 30, 2013 and October 31, 2012, respectively.
Liquidation Preference $560,810 at April 30, 2013
and October 31, 2012, respectively.	56	56
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 136,051 issued and outstanding at
April 30, 2013 and October 31, 2012, respectively.
Liquidation Preference $1,360,510 at April 30, 2013
and October 31, 2012, respectively.	136	136
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and outstanding at
April 30, 2013 and October 31, 2012, respectively.
Liquidation Preference $0 at April 30, 2013
and October 31, 2012, respectively.	-	-
Common Stock, $.00001 Par Value; 200,000,000 shares authorized,
139,253,394 and 125,356,184 issued and outstanding at April 30, 2013
and October 31, 2012, respectively.	1,392	1,253
Additional Paid-in Capital	63,150,135	63,990,912
Due from Vinfluence	(194,675)	(1,526,673)
Shares issued to Board of Directors	-	(47,200)
Accumulated Deficit	(56,273,172)	(54,967,589)
Total BioNeutral Group, Inc. Stockholders’ Equity	6,683,926	7,450,949

Non controlling Interest	(11,807)	108,543
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,493 shares issued and outstanding at April 30, 2013 and October 31, 2012 respectively.
Liquidation Preference $1,072,361 at April 30, 2013 and October 31, 2012, respectively, included in Non controlling interest	59	59
Total Non controlling Interest	(11,748)	108,602

Total Equity	6,672,178	7,559,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,628,837	$9,977,962

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, (Unaudited)		Six Months Ended April 30, (Unaudited)
	2013	2012	2013	2012

Revenues	$1,085	$338	$1,640	$1,502

Cost of Revenues	356	59	558	203

Gross Profit	729	279	1,082	1,299

Operating Expenses
Depreciation and Amortization	177,234	177,234	354,468	354,468
Salaries	115,403	97,046	323,807	187,708
Consulting Expense	210,323	68,000	220,473	311,692
Legal and Accounting Expenses	122,106	47,287	268,019	158,297
Other Selling, General and Administrative Expenses	205,580	150,248	345,106	362,003
Total Operating Expenses	830,646	539,815	1,511,873	1,374,168

Loss from Operations	(829,917)	(539,536)	(1,510,791)	(1,372,869)

Other Income (Expense)
Interest Expense	(33,399)	18,582	(66,137)	(25,607)
Consulting Fee Reimbursement – Vinfluence Settlement	238,750		238,750
Amortization of debt discount	(102,719)	-	(212,361)	-
Change in Fair Value of Derivative Liability	62,731	-	124,606	-
Total Other Income (Expense)	165,363	18,582	84,858	(25,607)

Net Loss Before Income Taxes	(664,554)	(520,954)	(1,425,933)	(1,398,476)

Provision for Income Taxes	-	-	-	-

Net Loss	(664,554)	(520,954)	(1,425,933)	(1,398,476)

Loss Attributable to Non-controlling Interest	56,089	43,972	120,350	118,036

Net Loss Attributable to BioNeutral Group, Inc.	$(608,465)	$(476,982)	$(1,305,583)	$(1,280,440)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	132,325,706	114,781,944	129,056,955	102,496,600

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended April 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,425,933)	$(1,398,476)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation	-	5,431
Depreciation and Amortization	354,468	354,468
Issuance of Stock related to professional services	501,656	435,800
Interest added to promissory notes	53,838	38,076
Non-cash interest	212,361	-
Change in fair value of derivative liability	(124,606)	-
Settlement of Consulting Expense – Vinfluence Settlement	(238,750)
Changes in Operating Assets and Liabilities
Accounts receivable	(453)	-
Inventory	(13,043)	(638)
Prepaid Expenses	(28,653)	-
Other Assets	11,996	(11,996)
Accounts Payable and Accrued Expenses	171,251	(301,255)
Related Party Payables	8,211	34,874

NET CASH USED IN OPERATING ACTIVITIES	(517,657)	(843,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Preferred and Common Stock	-	1,000,000
Proceeds from Converible Promissory Notes	521,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	521,500	1,000,000

NET INCREASE IN CASH	3,843	156,284

CASH, BEGINNING OF PERIOD	676	3,215

CASH, END OF PERIOD	$4,519	$159,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of Promissory Note	$-	$(1,288,592)
Non-cash settlements of Accounts Payable and Accrued Expenses	$-	$(1,629,938)
Non-cash Intellectual Property Cost (Accrual Reversal) Additions	$-	$(32,500)
Non-cash conversion of promissory note to common stock	$116,500	(104,900)
Shares issued to Board of Directors	$-	47,200
Preferred Shares Issued to Vinfluence in Settlement of Debt and Notes	$-	$1,526,673

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

At April 30, 2013, the Company had negative working capital of $1,666,001. For the six months ended April 30, 2013 the Company incurred an net loss of $1,425,933 and since inception has an accumulated deficit of $56,273,172.  For the same period in 2012, the Company’s net loss was $1,398,476.  The Company anticipates it will experience a net loss in fiscal 2013 as it continues to pursue markets for the sale and distribution of its products and development of access to global markets.

The Company had $4,519 of cash at April 30, 2013.  Cash used by operations for the six months ended April 30, 2013 was $517,657. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the six months ended April 30, 2013, the Company raised $521,500 of cash from the issuance of convertible debentures to fund operations.

On December 12, 2012 the Company issued a convertible promissory note to JMJ financial in the amount of $250,000 of which it received payments through the date of this report of $110,000.  It expects to receive additional payments from JMJ under the note at various intervals during the calendar year 2013.

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

On December 11, 2012, the Company entered into an Equity Purchase Agreement (“Equity Line of Credit”) with Southridge Partners II, LP (“Southridge”) for an equity line of up to $10,000,000. Pursuant to the Equity Purchase Agreement, the Company has the right, at its discretion, to sell to Southridge up to $10 million of its common stock from time to time over a 36-month period. The Company will have the right, but is not obligated, to sell stock to Southridge depending on certain conditions as set forth in the Agreement.  The Company submitted a registration statement to the SEC and is currently engaged in the process of responding to comments received from the SEC. The Company cannot begin utilizing the Equity Line of Credit until approval is granted by the SEC.

While the Company has been able to use proceeds from the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through May 1, 2014 and it will need to raise additional capital during fiscal 2013 to fund the full costs associated with its growth and development.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of April 30, 2013 and the results of operations for the three and six months ended April 30, 2013 and 2012 and cash flows for the six months ended April 30, 2013 and 2012 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended April 30, 2013, and 2012 are not necessarily indicative of the operating results for the full year and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the years ended October 31, 2012 and 2011 as contained in the Form 10-K filed on January 29, 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $44,672 at April 30, 2013 and October 31 2012, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of April 30, 2013, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk. At April 30, 2013 and October 31 2012, the Company did not hold any cash equivalents.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at April 30, 2013
Quoted prices in
		active markets for	Significant	Significant
		unobservable	other	observable
	April 30,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$108,312			$108,312

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	April 30,	October 31,
	2013	2012
	(unaudited)

Beginning Balance	$--	$--
Aggregate fair value of derivative issued	$214,061	$--
Issuance date charge for difference between fair value and note proceeds	18,857	-
Change in fair value of derivative included in results of operations	$(124,606)	$--

Ending Balance	$108,312	$--

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three and six months ended April 30, 2013 and 2012 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of April 30, 2013 and 2012.

	4/30/2013	4/30/2012
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	6,686,375
Convertible Series C Preferred Stock	7,010,125	9,510,000
Convertible Series D Preferred Stock	17,006,375	17,006,250
Stock Options	6,142,809	-
Convertible Loans	116,967,680	7,102,795
	154,408,294	40,900,350

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

Prepaid Expenses was $28,653 and $0 at April 30, 2013 and October 31, 2012, respectively.  At April 30, 2013, $28,653 represents share based payments to our sales and administrative staff.  We expect to recover these amounts within a one year period.
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

	4/30/2013	10/31/2012
Gross Carrying Amount	$15,256,688	$15,256,688
Accumulated Amortization	(5,652,828)	(5,298,466)
Net Carrying Amount	$9,603,860	$9,958,222

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended April 30, 2013 and 2012 was $177,181 and $177,181, respectively. Amortization expense for the six months ended April 30, 2013 and 2012 was $354,362 and $354,362, respectively.

Estimated amortization expense is as follows

10/31/2013 (Remaining)	354,362
10/31/2014	708,723
10/31/2015	708,723
10/31/2016	708,723
10/31/2017	708,723

The Intellectual Property is evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 thru 35-35.  An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value. During its annual impairment testing, the Company did not identify an impairment loss.

Note 6 - Related Party Payables

During the three months ended April 30, 2013 and 2012, the Company recorded interest of $518 and $518, respectively, and during the six months ended April 30, 2013 and 2012, the Company recorded interest of $1,036 and $1,036, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

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

During the three months ended April, 30, 2013, the Company issued 2,340,350 and 0 shares of its S-8 registered common stock to employees for compensation and out of pocket expenses of $76,347 and $0 for the three and six months ended April 30, 2013 and 2012, respectively.  The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On April 25, 2013 the Company issued 787,500 shares of its restricted common stock to employees as bonus compensation of $78,750 for the 2012 calendar year.  The shares were valued and issued at $.10 based on the closing quotation price for the Company's stock on December 31, 2012.  The administrative process to issue the shares finally culminated on April 25, 2013.

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

Note 8 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

On December 26, 2012, the Company issued 145,678 shares of its S-8 registered common stock to Daniel Medina, a marketing consultant, for his efforts offering our products for sale to potential customers and recorded travel and entertainment expenses of $10,343.  The shares were valued and issued at $.08 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

The Company issued 1,230,770 and 0 shares of its S-8 registered common stock to sales consultants for their fees of $98,462 and $0 for the three months ended April 30, 2013 and April 30, 2012, respectively, and issued 5,071,099 and 0 shares of its S-8 registered common stock to sales consultants for their fees  $225,192 and $0 for the six months ended April 30, 2013 and 2012, respectively.  The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On February 27, 2013, the Company issued 121,951 shares of its restricted common stock to the WahlRich Group, a marketing consultant firm, for fees associated with their efforts of package design for our products.  The Company recorded $10,000 to consulting expense.  The shares were valued and issued at $.08 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

During the three months ended April 30, 2013 the Company issued 181,818 shares of its S-8 registered common stock to Eday Jagadeesan for accounting services fees of $8,040 for the three and six months ended April 30, 2013.  The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

During the three months ended April 30, 2013 the Company issued 412,121 shares of its S-8 registered common stock to Denny Flores for administrative support services fees of $16,320 for the three and six months ended April 30, 2013.  The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

During the six months ended April 30, 2013, the Company received conversion notices for two unsecured promissory notes issued to Asher Enterprises on June 24, 2012 and September 20, 2012 in the amounts of $83,500 and $53,000, respectively, which issuances resulted in gross proceeds to the Company of $136,500.  The Company issued 4,351,351 shares of common stock to Asher for partial settlement of the gross proceeds of $116,500.

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

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	$(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	$(241,693)
Non-Controlling Interest at October 31, 2011	$328,583
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2012	$(219,981)
Non-Controlling Interest at October 31, 2012	$108,602
Non-Controlling interest Share of Net Loss for the six months ended April 30, 2013	$(120,350)
Non-Controlling Interest at April 30, 2013	$(11,748)

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of April 30, 2013 and October 31, 2012.

Note 9 – Notes Payable

On October 31, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher for the sale and issuance of an 8% convertible promissory note in the principal amount of $53,000 (the “Note”). The Purchase Agreement became effective on November 2, 2012 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on August 2, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  On June 20, 2013 the Company received a notice of default from Asher for the outstanding balance due on the Note of $8,000 plus accrued default interest for failure to comply with the filing deadline of this Form 10-Q.  The Company is currently in discussions with Asher to cure the event of default.  However the Company cannot provide reasonable assurance that they will be successful in reaching a favorable outcome.

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”), of which $110,000 has been received through the date of this report. The JMJ Note is due on December 12, 2013. JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible.

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

On February 25, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on March 18, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on November 27, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  On June 20, 2013 the Company received a notice of default from Asher for the outstanding balance due on the Note of $42,500 plus accrued default interest for failure to comply with the filing deadline of this Form 10-Q.  The Company is currently in discussions with Asher to cure the event of default.  However the Company cannot provide reasonable assurance that they will be successful in reaching a favorable outcome.

The Company received loan proceeds from Michael D. Francis, the Company’s principal stockholder during the six months ended April 30, 2013, which resulted in gross proceeds to the Company of $131,000.  The Company and Mr. Francis are currently in negotiations to determine the terms of the loans.

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

The Company evaluated the conversion option embedded in its Convertible notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note. Accordingly, the embedded conversion option in the Convertible notes are classified as derivative liabilities at the conversion dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method which the Company believes approximate the results obtained using the Binomial Lattice model. The gross proceeds from the issuance of the Convertible notes were recorded net of a discount of $214,061 related to the derivative liability. The debt discount will be charged to amortization of debt discount ratably over the term of the Convertible notes. Additionally, the Company recorded a discount in the amount of $159,154 in connection with the initial valuation of the beneficial conversion feature of another Convertible notes to be amortized utilizing the interest method of accretion over the expected term of the note. The Company recorded an aggregate amortization of the debt discount in the amount of $102,719 and $212,361 for the three and six months ended April 30, 2013 and is included in Interest Expense.

Note 10 - Related Party Transactions

Related Party Transactions During the Six months Ended April 30, 2013

On April 12, 2013, the Company entered into a Settlement Agreement, Global Release Cancellation of Preferred Stock Purchase Agreement, Preferred Stock Drawdown Agreement, The Agreement to Assign and Settle Notes and Agreement to License Invention by and between the Company and Vinfluence Pty Ltd (the "Global Agreement").

The Global Agreement settles the claims of each of the Company and Vinfluence which had been the subject of litigation. The Agreement also terminates the Preferred Stock Purchase Agreement, the Preferred Stock Drawdown Agreement, the Agreement to Assign and Settle Debt, the Agreement to Assign and Settle Notes Agreement and the Vinfluence License Agreement (collectively, the "Vinfluence Agreements"). As a result of the Global Agreement, the Company will cancel an aggregate of 178,042 shares of Series B and Series D Preferred Stock that had been issued to Vinfluence. The only Series B and Series D Preferred Stock that remains outstanding (an aggregate of 67,581 shares) represents debt or notes that were actually settled by Vinfluence. Each share of Preferred Stock cancelled was convertible into 125 shares of the Company's common stock thus the cancellation of the Vinfluence Agreements results in significantly less dilution than if the Preferred Stock had been converted. As part of the Global Agreement, the Company will issue Vinfluence an aggregate of 2,000,000 shares of Common Stock.

The Company received conversion notices from Vinfluence in aggregate for 0 and 160,000 shares of Series B Preferred Stock and Series D Preferred Stock which are convertible into 125 shares of common stock for each share of the Preferred Stock for the six months ended April 30, 2013 and 2012, respectively.  In satisfaction of the conversion notices, the Company issued 20,000,000 shares of common stock to Vinfluence.

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

Note 12 - Subsequent Events:

On June 1, 2013, the Company entered into a Note Satisfaction and Exchange Agreement with Herb Kozlov, a shareholder of the Company, for the satisfaction of a promissory note issued by the Company on December 6, 2010 in exchange for cash proceeds of $50,000.  Pursuant to the Note Satisfaction and Exchange Agreement, the Company will issue 2,500,000 shares of its restricted common stock to Mr. Kozlov as satisfaction of the principal amount of the note of $50,000 plus accrued and unpaid interest of $10,750 for a total of $60,750.

On May 2, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on March 4, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 51% multiplied by the market price (as defined in the Note). The Note matures on February 6, 2014. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  On June 20, 2013 the Company received a notice of default from Asher for the outstanding balance due on the Note of $42,500 plus accrued default interest for failure to comply with the filing deadline of this Form 10-Q.  The Company is currently in discussions with Asher to cure the event of default.  However the Company cannot provide reasonable assurance that they will be successful in reaching a favorable outcome.

Based on the receipt of several notices of conversion during May 2013 from Asher Enterprises, the Company issued an aggregate of 4,727,146 shares of common stock to convert short-term convertible promissory notes in the aggregate of $52,120.

On April 12, 2013 and in connection with the Global Agreement, the Company also entered into distribution agreement (the "New Distribution Agreement") with White Charger Limited, a New Zealand company whereby White Charger has the right to distribute the Company's products in Australia, New Zealand, Indonesia, Malaysia, Philippines, Singapore, Thailand, Brunei, Burma, New Caledonia, Kiribati, the Marshal Islands, Micronesia, Nauru, Palau, Papua New Guinea, Solomon Islands, Tuvalu, Pitcairn, Henderson, Mauritius and Ocneo. This is a much narrower territory than the original licensing agreement and does not include China, Taiwan, Hong Kong or Japan. It also does not include any option for Europe. No intellectual property of the Company is transferred to White Charger. The New Distribution Agreement requires White Charger to purchase at least $500,000 of the Company's products during the first 24 months of which $175,000 must be purchased during the first 12 months of the New Distribution Agreement. The Initial Term of the New Distribution Agreement is for five (5) years and can be extended for an additional five years if White Charger purchases at least $3,000,000 of product during the Initial Term. The New Distribution Agreement also contains a non-competition agreement on behalf of White Charger.

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

Recent Developments

On June 1, 2013, the Company entered into a Note Satisfaction and Exchange Agreement with Herb Kozlov, a shareholder of the Company, for the satisfaction of a promissory note issued by the Company on December 6, 2010 in exchange for cash proceeds of $50,000.  Pursuant to the Note Satisfaction and Exchange Agreement, the Company will issue 2,500,000 shares of its restricted common stock to Mr. Kozlov as satisfaction of the principal amount of the note of $50,000 plus accrued and unpaid interest of $10,750 for a total of $60,750.

The Company received loan proceeds from Michael D. Francis, the Company’s principal stockholder during the six months ended April 30, 2013, which resulted in gross proceeds to the Company of $131,000.  The Company and Mr. Francis are currently in negotiations to determine the terms of the loans.

On May 2, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on March 4, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 51% multiplied by the market price (as defined in the Note). The Note matures on February 6, 2014. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  On June 20, 2013 the Company received a notice of default from Asher for the outstanding balance due on the Note of $42,500 plus accrued default interest for failure to comply with the filing deadline of this Form 10-Q.  The Company is currently in discussions with Asher to cure the event of default.  However the Company cannot provide reasonable assurance that they will be successful in reaching a favorable outcome.

Based on the receipt of several notices of conversion during May 2013 from Asher Enterprises, the Company issued an aggregate of 4,727,146 shares of common stock to convert short-term convertible promissory notes in the aggregate of $52,120.

On April 12, 2013 and in connection with the Global Agreement, the Company also entered into distribution agreement (the "New Distribution Agreement") with White Charger Limited, a New Zealand company whereby White Charger has the right to distribute the Company's products in Australia, New Zealand, Indonesia, Malaysia, Philippines, Singapore, Thailand, Brunei, Burma, New Caledonia, Kiribati, the Marshal Islands, Micronesia, Nauru, Palau, Papua New Guinea, Solomon Islands, Tuvalu, Pitcairn, Henderson, Mauritius and Ocneo. This is a much narrower territory than the original licensing agreement and does not include China, Taiwan, Hong Kong or Japan. It also does not include any option for Europe. No intellectual property of the Company is transferred to White Charger. The New Distribution Agreement requires White Charger to purchase at least $500,000 of the Company's products during the first 24 months of which $175,000 must be purchased during the first 12 months of the New Distribution Agreement. The Initial Term of the New Distribution Agreement is for five (5) years and can be extended for an additional five years if White Charger purchases at least $3,000,000 of product during the Initial Term. The New Distribution Agreement also contains a non-competition agreement on behalf of White Charger.

On February 27, 2013, the Company received $25,000 of the JMJ Note.  On March 27, 2013, the Company received $25,000 of the JMJ Note.  On June 4, 2013, the Company received $25,000 of the JMJ Note.

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

Currently, we are focusing our efforts on the commercialization of a Ygiene® formulation for healthcare and industrial applications.  Some of our potential customers that operate in the healthcare marketplace require product testing and trials before purchasing our products.  We have retained four professional sales persons with experience selling specialty chemicals such as ours.  In doing so, we are investing our resources in their process to market and sell our products.  We are developing our Ogiene® products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene® formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.

Most of our customer’s perform trial testing of our products prior to purchasing the product which lengthens the sales cycle in some instances.  For calendar 2013 to date, our initial commercialization strategy has led to 40 trials of our products which have been ordered within the market segments of laboratory medical research, acute healthcare, veterinarian care, mold remediation and industrial odor control.  These trials have led to the addition of 9 new customers for our products.  The remaining 31 trials are in process.”

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

Results of Operations

Comparison of Results of Operations for the three months ended April 30, 2013 and for the three months ended April 30, 2012.

Revenues:  During the three months ended April 30, 2013, the Company generated revenues of $1,085 as compared to revenues of $338 for three months ended April 30, 2012.  Our efforts have been focused on sales and marketing of our non-regulated Ogiene® product line as well the sale of our Ygiene® formulation for healthcare and industrial applications in the United States.

Most of our customer’s perform trial testing of our products prior to purchasing which can lengthen the sales cycle in some instances.  For calendar 2013 to date, our initial commercialization strategy has led to 40 trials of our products which have been ordered within the market segments of laboratory medical research, acute healthcare, veterinarian care, mold remediation and industrial odor control.  These trials have led to the addition of 9 new customers of our products.  The remaining 31 trials are in process pending results.  We anticipate material orders of our products to commence in September 2013.

Operating Expenses: Operating expenses were $830,646 for the three months ended April 30, 2013 and $539,815 for the three months ended April 30, 2012 a 54% increase of $290,831.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Depreciation & Amortization was $177,234 for the three months ended April 30, 2013 and April 30, 2012, respectively.

Salaries expense for the three months ended April 30, 2013 were $115,403 an increase of 19% over amounts for three months ended April 30, 2012, which were $97,046, reflecting the retention of internal sales assistance in 2013 to initialize the Company’s commercialization strategy.

Consulting fee expenses were $210,323 for the three months ended April 30, 2013 as compared to $68,000 for three months ended April 30, 2012 for a 209% increase of $142,323.  The increase reflects the addition of sales consultants in 2013 to begin the commercialization strategy that we launched in January 2013.

Total legal and accounting expenses for the three months ended April 30, 2013 were $122,106 an increase of $74,819 over amounts for three months ended April 30, 2012 which were $47,287. The increase reflects an increase in legal fee expenses as a result of the complaints filed on Vinfluence and Mr. Pamani.

Other Selling, General and Administrative Expenses for the three months ended April 30, 2013 were $205,580, a 37% increase of $55,332 over amounts for three months ended April 30, 2012 which were $150,248.  The increase reflects primarily additional board of directors fees of $65,300 in 2013 offset by an decrease in most categories of expenses as the Company has scaled back those costs to accommodate the increase in selling expenses.

Other Income and Expense for the three months ended April 30, 2013 were $(165,363), a 790% decrease of $146,781 over amounts for three months ended April 30, 2012 which were $(18,582).  The decrease primarily reflects a reduction of costs incurred during for 2013 relating to a credit to consulting expense of $238,750 received pursuant to the settlement with Vinfluence.  The credit provided was a reimbursement of bonus compensation paid to Dr. Andy Kielbania for the year ended October 2011.  For 2013, the Company  recorded non-cash amortization of debt discount of $(102,719) and non-cash charge for change in Fair Value of Derivative Liability of $62,731.  For 2012 certain promissory notes were settled by Vinfluence carried interest expense reductions which in turn led to reversals of previously recorded interest expense.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $608,465 for the three months ended April 30, 2013. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2012, our net loss was $476,982.  We anticipate we will experience a net loss in fiscal 2013 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

Comparison of Results of Operations for the six months ended April 30, 2012 and for the six months ended April 30, 2011.

Revenues:  During the six months ended April 30, 2013, the Company generated revenues of $1,640 as compared to revenues of $1,502 for six months ended April 30, 2012.  Our efforts have been focused on sales and marketing of our non-regulated Ogiene® product line as well the sale of our Ygiene® formulation for healthcare and industrial applications in the United States. Additionally, we are continuing our efforts to obtain the remaining state regulatory approvals required for the sale and distribution of our Ygiene® formulation throughout the entire United States.

Most of our customer’s trial test our products prior to purchasing which can lengthen the sales cycle in some instances.  For calendar 2013 to date, our initial commercialization strategy has led to 40 trials of our products which have been ordered within the market segments of laboratory medical research, acute healthcare, veterinarian care, mold remediation and industrial odor control.  These trials have led to the addition of 9 new customers of our products.  The remaining 31 trials are in process pending results. We anticipate material orders of our products to commence in September 2013.

Operating Expenses: Operating expenses were $1,511,873 for the six months ended April 30, 2013 and $1,374,168 for the six months ended April 30, 2012 a 10% increase of $137,705.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Depreciation & Amortization was $354,468 for the six months ended April 30, 2013 and April 30, 2012, respectively.

Salaries expense for the six months ended April 30, 2013 were $323,807 an increase of 73% over amounts for six months ended April 30, 2012, which were $187,708, primarily reflecting the retention of internal selling assistance, and the addition of a CEO and President which was a position not filled at the Company during the three months ended April 30, 2012.

Consulting fee expenses were $220,473 for the six months ended April 30, 2013 as compared to $311,692 for six months ended April 30, 2012 for a 29% decrease of $91,219.  The decrease primarily reflects a reduction of costs  due to a $200,000 consulting fee expense from Picaadilly Consultants in 2012 which it did not incur in 2013.  Piccadilly Consultants were not consultants of the Company in 2013.  The reduction was materially offset by the addition of sales consultants in 2013 to begin the commercialization strategy that we launched in January 2013.

Total legal and accounting expenses for the six months ended April 30, 2013 were $268,019 an increase of $109,722 over amounts for six months ended April 30, 2012 which were $158,297. The increase reflects an increase in legal fee expenses as a result of the complaints filed on Vinfluence and Mr. Pamani.

Other Selling, General and Administrative Expenses for the six months ended April 30, 2013 were $345,105, a decrease of $16,898 over amounts for six months ended April 30, 2012 which were $362,003.  The decrease reflects primarily additional board of directors fees of $65,300 in 2013 offset by an decrease in most categories of expenses as the Company has scaled back those costs to accommodate the increase in selling expenses.

Other Income and Expense for the six months ended April 30, 2013 were $(84,858), a 431% decrease of $110,465 over amounts for six months ended April 30, 2012 which were $25,607.  The decrease primarily reflects a reduction of costs incurred during for 2013 relating to a credit to consulting expense of $238,750 received pursuant to the settlement with Vinfluence.  The credit provided was a reimbursement of bonus compensation paid to Dr. Andy Kielbania for the year ended October 2011.  For 2013, the Company recorded non-cash amortization of debt discount of $(212,361) and non-cash charge for change in Fair Value of Derivative Liability of $124,606.  For 2012 certain promissory notes were settled by Vinfluence carried interest expense reductions which in turn led to reversals of previously recorded interest expense.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $1,305,583 for the six months ended April 30, 2013. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2012, our net loss was $1,280,440.  We anticipate we will experience a net loss in fiscal 2013 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

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

Our initial commercialization strategy, which was utilized as a basis for our 2012 impairment testing, contained a forecast that called for material sales to begin to occur in April of 2013.  However, primarily due to the lead time involved with the following activities: 1) sales force orientation and training; 2) production of selling materials and 3) a relatively long sales cycle that includes product trial testing, we have lowered our 2013 revenue forecast to $1,120,000.  We forecast to make up the difference between our original forecast and our current forecast in calendar years 2014 and 2015, and the effect of our revision is not anticipated to have a significant impact on our valuation.

Liquidity and Capital Resources

We had $4,519 of cash at April 30, 2013.  Cash used in operations for the six months ended April 30, 2013 was $517,657. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with becoming a public company and daily operations of the business, including rent, travel and laboratory costs.

For the six months Ended April 30, 2013, we raised $521,500 of cash from the issuance of convertible debentures.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. We have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs. On December 12, 2012 we issued a convertible promissory note to JMJ financial in the amount of $250,000 of which we received an initial $110,000 in payments.  We expect to receive additional payments from JMJ under the note at various intervals during the calendar year 2013.

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

On December 11, 2012, the Company entered into an Equity Purchase Agreement (“Equity Line of Credit”) with Southridge Partners II, LP for an equity line of up to $10,000,000. Pursuant to the Equity Purchase Agreement, the Company has the right, at its discretion, to sell to Southridge up to $10 million of its common stock from time to time over a 36-month period. The Company will have the right, but is not obligated, to sell stock to Southridge depending on certain conditions as set forth in the Agreement.  We are currently responding to questions from the SEC regarding our registration statement.  We need to have approval from SEC before we can begin using the Equity Line.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

ITEM 1A.    RISK FACTORS

Not Applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 25, 2013 the Company issued 787,500 shares of its restricted common stock to employees as bonus compensation of $78,750 for the 2012 calendar year.  The shares were valued and issued at $.10 based on the closing quotation price for the Company's stock on December 31, 2012.

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

On February 27, 2013, the Company issued 121,951 shares of its restricted common stock to the WahlRich Group, a marketing consultant firm, for fees associated with their efforts of package design for our products.  The shares were valued and issued at $.08 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

All of such shares were issued pursuant to an exemption from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

On June 20, 2013 the Company received a notice of default from Asher for the outstanding balance due on the Note of $42,500 plus accrued default interest for failure to comply with the filing deadline of this Form 10-Q.  The Company is currently in discussions with Asher to cure the event of default.  However the Company cannot provide reasonable assurance that they will be successful in reaching a favorable outcome.

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

10.41
Global release, cancellation of Preferred Stock Purchase Agreement, Preferred Stock Drawdown Agreement, The Agreement to Assign and Settle Notes and Agreement to License Invention by and Between the Company.(3)

10.42	Note Satisfaction and Exchange Agreement between the Company and Herb Kozlov

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
________________________
(1)           Incorporated by reference to BioNeutral Group, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2008.
(2)           Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(3)           Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2013.

*  Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC.

June 24, 2013	By:	/s/ Mark Lowenthal
Mark Lowenthal
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)