Form 10-Q
period 2013-07-31
BioNeutral Group, Inc
filed 2013-09-16
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of September 1, 2013 was 164,616,730 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.    FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2013	October 31, 2012
	(Unaudited	(Audited)
Current Assets
Cash	$7,802	$676
Accounts Receivable - Net	1,916	657
Inventory	20,021	3,342
Total Current Assets	29,739	4,675

Property & Equipment - Net	410	569
Intellectual Property - Net	9,426,679	9,958,222
Other Assets	2,500	14,496

TOTAL ASSETS	$9,459,328	$9,977,962

Current Liabilities
Accounts Payable and Accrued Expense	$1,059,228	$975,479
Convertible Notes Payable net of Discount of $87,911 at July 31, 2013	142,032	-
Current Portion of Convertible Loans from Stockholders	60,936	416,695
Accrued Compensation	732,256	167,668
Related Party Payables	84,385	70,199
Derivative Liability	354,095	-
Current Liabilities	2,432,932	1,630,041

Long Term Liabilities
Convertible Loans From Stockholders net of Discount of $- and $- at July 31, 2013 and October 31, 2012	1,388,647	788,370
Total Long Term Liabilities	1,388,647	788,370

TOTAL LIABILITIES	3,821,579	2,418,411

Commitments and Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with 684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 issued and outstanding at July 31, 2013 and October 31, 2012, respectively.
Liquidation Preference $534,910 at July 31, 2013 and October 31, 2012, respectively.	54	54
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 56,081 issued and outstanding at July 31, 2013 and October 31, 2012, respectively.
Liquidation Preference $560,810 at July 31, 2013 and October 31, 2012, respectively.	56	56
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 128,251 and 136,051 issued and outstanding at July 31, 2013 and October 31, 2012, respectively.
Liquidation Preference $1,282,510 and $1,360,510 at July 31, 2013 and October 31, 2012, respectively.	128	136
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized,
0 issued and outstanding at July 31, 2013 and October 31, 2012, respectively.
Liquidation Preference $0 at July 31, 2013 and October 31, 2012, respectively.	-	-
Common Stock, $.00001 Par Value; 200,000,000 shares authorized, 164,616,730 and 125,356,184
issued and outstanding at July 31, 2013 and October 31, 2012, respectively.	1,646	1,253
Additional Paid-in Capital	63,161,197	63,990,912
Due from Vinfluence	(136,848)	(1,526,673)
Shares issued to Board of Directors	-	(47,200)
Accumulated Deficit	(57,283,641)	(54,967,589)
Total BioNeutral Group, Inc. Stockholders’ Equity	5,742,592	7,450,949

Non controlling Interest	(104,902)	108,543
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,493 shares issued and outstanding at July 31, 2013 and October 31, 2012 respectively.
Liquidation Preference $1,072,361 at July 31, 2013 and October 31, 2012, respectively, included in Non controlling interest	59	59
Total Non controlling Interest	(104,843)	108,602

Total Equity	5,637,749	7,559,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,459,328	$9,977,962

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Revenues	$3,310	$888	$4,950	$2,390

Cost of Revenues	1.174	744	1,732	947

Gross Profit	2,136	144	3,218	1,443

Operating Expenses
Depreciation and Amortization	177,234	177,234	531,702	531,702
Salaries	266,737	107,123	590,544	294,831
Consulting Expense	252,417	89,500	472,890	401,192
Legal and Accounting Expenses	48,740	68,836	316,759	227,133
Other Selling, General and Administrative Expenses	84,165	181,805	429,271	543,808
Total Operating Expenses	829,293	624,498	2,341,166	1,998,666

Loss from Operations	(827,157)	(624,354)	(2,337,948)	(1,997,223)

Other Income (Expense)
Interest Expense	(34,131)	(17,719)	(100,268)	(43,325)
Consulting Fee Reimbursement – Vinfluence Settlement	-	-	238,750	-
Amortization of debt discount	(212,920)	-	(425,281)	-
Change in Fair Value of Derivative Liability	(29,356)	-	95,250	-
Total Other Expense	(276,407)	(17,719)	(191,549)	(43,325)

Net Loss Before Income Taxes	(1,103,564)	(642,073)	(2,529,497)	(2,040,548)

Provision for Income Taxes	-	-	-	-

Net Loss	(1,103,564)	(642,073)	(2,529,497)	(2,040,548)

Loss Attributable to Non-controlling Interest	93,095	54,192	213,445	172,228

Net Loss Attributable to BioNeutral Group, Inc.	$(1,010,469)	$(587,881)	$(2,316,052)	$(1,868,320)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	149,565,330	123,019,227	135,968,202	109,387,409

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended July 31,
	2013		2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(2,529,497)	$(2,040,548)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation		481,315	5,431
Depreciation and Amortization		531,702	531,702
Issuance of Stock related to professional services		20,342	435,800
Interest added to promissory notes		83,575	54,356
Change in fair value of derivative liability		(95,251)	-
Amortization of debt discount		425,281	-
Settlement of Consulting Expense – Vinfluence Settlement		(238,750)
Changes in Operating Assets and Liabilities
Accounts receivable		(1,259)	50
Inventory		(16,679)	106
Other Assets		11,996	(11,996)
Accounts Payable and Accrued Expenses		706,165	(40,420)
Related Party Payables		14,186	(10,711)

NET CASH USED IN OPERATING ACTIVITIES		(606,874)	(1,076,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Preferred and Common Stock		-	1,000,000
Proceeds from Convertible Loan from Stockholder		-	60,000
Proceeds from Convertible Promissory Notes		614,000	83,500

NET CASH PROVIDED BY FINANCING ACTIVITIES		614,000	1,143,500

NET INCREASE IN CASH		7,126	67,270

CASH, BEGINNING OF PERIOD		676	3,215

CASH, END OF PERIOD		$7,802	$70,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest		$-	$-
Cash paid for Income Taxes		$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of Promissory Note	$		$(1,288,592)
Non-cash settlements of Accounts Payable and Accrued Expenses		$57,826	$(1,629,938)
Non-cash Intellectual Property Cost (Accrual Reversal) Additions		$-	$(32,500)
Non-cash conversion of promissory note to common stock		$223,115	$(104,900)
Aggregate value of derivative liabilities		$277,957	$-
Beneficial conversion option		$63,847	$-
Shares issued to Board of Directors		$-	$47,200
Non-cash settlement with Vinfluence		$1,331,999	$1,526,673

See Notes to Condensed Consolidated Financial Statements

BioNeutral Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note  1  - Nature of Business & Organization

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

The Company's unaudited condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no significant revenues and has generated losses from operations. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic plan and/or recognize revenue from its intangible assets and eventually attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurance the Company will be able to continue as a going concern.

At July 31, 2013, the Company had negative working capital of $2,403,193. For the nine months ended July 31, 2013 the Company incurred a net loss of $2,529,497 and since inception has an accumulated deficit of $57,283,641.  For the same period in 2012, the Company’s net loss was $2,040,548.    The Company anticipates it will experience a net loss in fiscal 2013 as it continues to pursue markets for the sale and distribution of its products and development of access to global markets.

The Company had $7,802 of cash at July 31, 2013.    Cash used by operations for the nine months ended July 31, 2013 was $606,874.  The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the nine months ended July 31, 2013, the Company raised $614,000 of cash from the issuance of convertible debentures to fund operations.

On December 12, 2012 the Company issued a convertible promissory note to JMJ financial in the amount of $250,000 of which it received payments through the date of this report of $135,000.    It expects to receive additional payments from JMJ under the note at various intervals during the calendar year 2013.

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

While the Company has been able to use proceeds from the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through August 1, 2014 and it will need to raise additional capital during fiscal 2013 to fund the full costs associated with its growth and development.

The Company believes that it will be able to generate significant sales by the first quarter of 2014 providing for sufficient cash flows to supplement its equity financing based on its current plans.   If it’s able to execute its plan, the Company can begin to accumulate cash reserves.    There is no assurance however that its funds will be sufficient to meet its anticipated needs through its fiscal year 2013, and it may need to raise additional capital during fiscal 2013 to fund the full costs associated with its growth and development.  The Company believes that it will require approximately $2,000,000 in additional capital to achieve its goals.  There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of July 31, 2013 and the results of operations for the three and nine months ended July 31, 2013 and 2012 and cash flows for the nine months ended July 31, 2013 and 2012 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended July 31, 2013, and 2012 are not necessarily indicative of the operating results for the full year and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the years ended October  31, 2012 and 2011 as contained in the Form 10-K filed on January 29, 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $44,672 at both July 31, 2013 and October 31 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains its cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of July 31, 2013, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk. At July 31, 2013 and October 31 2012, the Company did not hold any cash equivalents.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our long-term credit obligations approximate fair value because the effective yields on these obligations, are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at July 31, 2013

Quoted prices in
		active markets for	Significant	Significant
		unobservable	other	observable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$354,095			$354,095

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	July 31,	October 31,
	2013	2012
	(unaudited)

Beginning Balance	$--	$--
Aggregate fair value of derivative issued	277,957	--
Issuance date charge for difference between fair value and note proceeds	171,389	--
Change in fair value of derivative included in results of operations	(95,251)	--
Ending Balance	$354,095	$--

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities.”

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria include circumstances in which (a)  the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b)  the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c)  a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three and nine months ended July 31, 2013 and 2012 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of July 31, 2013 and 2012.

	7/31/2013	7/31/2012
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	6,686,375
Convertible Series C Preferred Stock	7,010,125	7,010,125
Convertible Series D Preferred Stock	16,031,375	17,006,375
Stock Options	6,142,809	6,142,809
Convertible Loans	344,061,637	12,812,522
	380,527,251	50,253,136

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

In July 2013, the FASB  issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

Note 4 – Intellectual Property

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

	7/31/2013	10/31/2012
Gross Carrying Amount	$15,256,688	$15,256,688
Accumulated Amortization	(5,830,009)	(5,298,466)
Net Carrying Amount	$9,426,679	$9,958,222

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value. Amortization expense for the three months ended July 31, 2013 and 2012 was $177,181 and $177,181, respectively. Amortization expense for the nine months ended July 31, 2013 and 2012 was $531,543 and $531,543, respectively.

Estimated amortization expense is as follows

10/31/2013 (Remaining)	177,181
10/31/2014	708,723
10/31/2015	708,723
10/31/2016	708,723
10/31/2017	708,723

The Intellectual Property is evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 thru 35-35.  An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value. During its annual impairment testing, the Company did not identify an impairment loss.

Note 5 - Related Party Payables

During the three months ended July 31, 2013 and 2012, the Company recorded interest expense of $518 and $518, respectively, and during the nine months ended July 31, 2013 and 2012, the Company recorded interest expense of $1,554 and $1,554, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

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

During the nine months ended July, 31, 2013, the Company issued 2,340,350 shares of its S-8 registered common stock to employees for compensation and out of pocket expenses of $76,347 for the nine months ended July 31, 2013.  The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On July 10, 2013, the Board of Directors approved and adopted Deferred Compensation arrangements with certain key employees (the “Deferred Compensation Agreements”). Pursuant to the Deferred Compensation Agreements, the Company’s: 1) President and Chief Executive Officer, Mark Lowenthal, 2) Chief Scientific Officer, Andy Kielbania and 3) internal accountant, Tom Cunningham, (the “Employees”), have agreed to defer significant portions of their compensation over the course the current fiscal year. Through the date of this report the Employees have collectively deferred $370,961 of salaried compensation. The Employees agreed to defer their compensation to financially assist the efforts undertaken to commercialize the Company’s products. In light of the contributions made by the Employees, the Board agreed to execute agreements with the Employees that (among other provisions) provide for a payment date, interest at eight percent 8% per annum and the option to convert any unpaid balance to shares of the Company’s common stock.

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

Note 7 – Stockholders’ Equity (and Non-Controlling Interest)

Common Stock

On May 13, 2013, the Company issued 260,000 shares of its restricted common stock to a law firm, for settlement of legal fees of $7,800.  The shares were valued and issued at $.03 per share based on the prevailing quotation prices for the Company's stock.

On December 26, 2012, the Company issued 145,678 shares of its S-8 registered common stock to a marketing consultant, for his efforts offering our products for sale to potential customers and recorded travel and entertainment expenses of $10,343.  The shares were valued and issued at $.07 per share based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

During the nine months ended July 31, 2013, the Company  issued 5,071,099 shares of its S-8 registered common stock to sales consultants for their fees of $225,192 for the nine months ended July 31, 2013.  The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

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

During the nine months ended July 31, 2013, the Company issued 181,818 shares of its S-8 registered common stock to a consultant for accounting services fees of $8,040. The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

During the nine months ended July 31, 2013, the Company issued 412,121 shares of its S-8 registered common stock to an employee for administrative support services fees of $16,320.   The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

On April 8, 2013, the Company issued 160,000 and 250,000 shares of its restricted common stock to Frank Battafarano and Ronald Del Mauro, respectively. In connection with the shares referenced above, the Company recorded board of director fee expenses of $32,800.  Mr. Battafarano and Mr. Del Mauro were former members of the Board.  The shares issued as referenced above were issued to compensate Mr. Battafarano and Mr. Del Mauro for partial completion of their agreed upon terms as members of the Board, and replace share certificates previously issued, and which have been subsequently returned to the Company and cancelled,  in the amount of 500,000 shares each to both Mr. Battafarano and Mr. Del Mauro, which were originally issued to them at the inception of their terms as members of the Board.  The shares were valued and issued at $.08 based on the original service agreements with each.

During the nine months ended July 31, 2013, the Company issued 12,000,000 shares of its common stock to JMJ Financial for conversion of principal and unpaid interest of $25,375.

During the nine months ended July 31, 2013, the Company issued 17,454,687 shares of common stock to to Asher Enterprises to convert short-term convertible promissory notes in the aggregate of $197,740.

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

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	(241,693)
Non-Controlling Interest at October 31, 2011	328,583
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2012	(219,981)
Non-Controlling Interest at October 31, 2012	108,602
Non-Controlling interest Share of Net Loss for the nine months ended July 31, 2013	(213,445)
Non-Controlling Interest at July 31, 2013	$(104,843)

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of July 31, 2013 and October 31, 2012.

Note 8 – Notes Payable

The Company issued an unsecured promissory note to Asher Enterprises, Inc. (“Asher”, the “Holder”) on September 20, 2012 which resulted in gross proceeds to the Company of $53,000.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash on June 24, 2013, and is reported in the Company’s balance sheet as Notes Payable – Short Term. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The note was converted to shares of the Company’s common stock at various points in time during 2013.

The Company issued a convertible promissory note to Asher in July 2012 which issuance resulted in gross proceeds to the Company of $83,500.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash in April 13, 2013, and is reported in the Company’s balance sheet as Current Portion of Notes Payable. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the issue date and ending on the maturity date the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The note was converted to shares of the Company’s common stock at various points in time during 2013.

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

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”), of which $135,000 has been received through the date of this report. The JMJ Note is due on December 12, 2013. JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible.  During the nine months ended July 31, 2013 the Company received three notices of conversion from JMJ, and pursuant to those notices issued 12,000,000 shares of common stock to settle loan proceeds in the collective amount of $25,375.

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

On May 2, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on May 13, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 51% multiplied by the market price (as defined in the Note). The Note matures on February 6, 2014. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

On June 1, 2013, the Company entered into a Note Satisfaction and Exchange Agreement with Herb Kozlov, a shareholder of the Company, for the satisfaction of a promissory note issued by the Company on December 6, 2010 in exchange for cash proceeds of $50,000.  Pursuant to the Note Satisfaction and Exchange Agreement, the Company will issue 2,500,000 shares of its restricted common stock to Mr. Kozlov as satisfaction of the principal amount of the note of $50,000 plus accrued and unpaid interest of $10,750 for a total of $60,750.  Subsequently the Company was unable to issue the shares of restricted common stock due to Mr. Kozlov due to the fact that the Company no longer possessed enough shares authorized with the State of Nevada with which to issue Mr. Kozlov’s shares. On August 23, 2013, Mr. Kozlov terminated the Note Satisfaction and Exchange Agreement for lack of performance on the part of the Company for failure to issue the shares within the time period prescribed under the Note Statisfaction and Exchange Agreement.  Mr. Kozlov and the Company agreed to have the note remain as currently payable on the books of the Company with interest to be accrued to date, and also agreed to restructure the Note Satisfaction and Exchange Agreement when the Company possesses the requisite number of shares authorized with the State of Nevada  with which to issue the shares due to Mr. Kozlov.

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

On July 1, 2013 (the “Inception Date”), the Company entered into a promissory note modification agreement (the “Francis Modification”) with Michael D. Francis. The Francis Modification includes all amounts previously owed and due to Mr. Francis pursuant to the promissory note dated December 6, 2012 issued by the Company to Mr. Francis (the “December Note”) plus accrued and unpaid interest of $17,367 through June 30, 2013 for a total due and outstanding under the December Note of $426,619 (the “December 2012 Note Balance”). Since the execution of the December Note, Mr. Francis has made several additional cash advances to the Company during the calendar year 2013 up through and including July 31, 2013 totaling $131,000 (the “2013 Advances”). The Company has agreed to accrue unpaid interest at the rate of eighteen percent (18%) per annum on through June 30, 2013 on the 2013 Advances (the “Interest On 2013 Advances”). The sum of the 2013 Advances and Interest On 2013 Advances is $134,298 (the “2013 Advances Balance Due”). The sum of the December 2012 Note Balance and the 2013 Advances balance due is $560,918. In consideration for reduction of the interest rate to be accrued on the unpaid principal balance from eighteen (18%) to eight percent (8%) and the extension of the promissory note maturity date to July 1, 2015, the Company agreed to revise the conversion price from $.055 per share of the Company’s common stock to $.005 per share which is equal to the average closing trading price of the Company’s common stock for the 5 preceding days of the Inception Date, and to grant Mr. Francis a security interest in the Company’s assets.

On July 16, 2013, the Company entered issued a convertible promissory note (the “Casserly Note”) to James Casserly in the amount of $25,000. The Casserly Note is due on July 15, 2014, and bears interest at 18% per annum. Mr. Casserly has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of July 15, 2014.

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

The Company evaluated the conversion option embedded in its Convertible notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note. Accordingly, the embedded conversion option in the Convertible notes are classified as derivative liabilities at the conversion dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method which the Company believes approximate the results obtained using the Binomial Lattice model. The gross proceeds from the issuance of the Convertible notes were recorded net of a discount of $277,957 related to the derivative liability. The debt discount will be charged to amortization of debt discount ratably over the term of the Convertible notes. Additionally, the Company recorded a discount in the amount of $159,154 in connection with the initial valuation of the beneficial conversion feature of another Convertible notes to be amortized utilizing the interest method of accretion over the expected term of the note. The Company recorded an aggregate amortization of the debt discount in the amount of $425,281 for the nine months ended July 31, 2013.

Note 9  -  Related Party Transactions

Related Party Transactions During the Nine months Ended July 31, 2013

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

The Company received conversion notices from Vinfluence in aggregate for 0 and 160,000 shares of Series B Preferred Stock and Series D Preferred Stock which are convertible into 125 shares of common stock for each share of the Preferred Stock for the nine months ended July 31, 2013 and 2012, respectively.    In satisfaction of the conversion notices, the Company issued 20,000,000 shares of common stock to Vinfluence.

Note 10 – Commitments & Contingencies

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

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene®, based on its intent to use each of these marks in commerce. In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce. From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the nine-month period from the date the USPTO issued the respective notices of allowance. In July 2009, the Company again submitted applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene® prior to the Company’s resubmission of its applications. Subsequently in 2011, the Company received trademark registration from the USPTO for Ygiene®, Ogiene® and the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®. The Company intends to pursue with the Trademark Trial and Appeal Board an opposition to PURE Bioscience's application with respect to BioNeutral™. The Company cannot assure you that it will be successful with such opposition on a timely basis, if at all. In May 2011, the Company received notice that PURE Bioscience filed a petition with the USPTO for cancellation of the Company’s Ygiene® registration. The Company intends to pursue a vigorous opposition to the petition for cancellation; however the Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.

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

Note 11 - Subsequent Events:

On August 23, 2013, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from two hundred million (200,000,000) to one billion (1,000,000,000) shares to be filed on a Certificate of Amendment with the Secretary of State of Nevada.  At a meeting held on July 10, 2013, the Board authorized management to increase the number of shares authorized to one billion shares.  The additional eight hundred million (800,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock.  We mailed the Notice of Stockholder Action by Written Consent to the Stockholders on or about September 4, 2013. The authorized share increase will become effective on the date that we file the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada.  We intend to file the Amendment with the Secretary of State of the State of Nevada promptly after the twentieth (20th) day following the date on which the Information Statement is mailed to the Stockholders.

On August 19, 2013, the Company entered into and  issued a convertible promissory note (the “McNeil Note”) to Randy McNeil in the amount of $15,000. The McNeil Note is due on August 18, 2014, and bears interest at 18% per annum. Mr. McNeil has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of August 18, 2014.

On August 19, 2013, the Company filed the Certificate of Designation with the Nevada Department of State pursuant to which the Corporation set forth the designation, powers, rights, privileges, preferences and restrictions of the Series F Preferred Stock. Among other things, each one (1) share of the Series F Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series F Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).  The Series F Preferred Stock has no rights to dividends and it is not convertible common stock.

On August 16, 2013, the Company entered into a stock purchase agreement with Bernie Casamento (the “Casamento SPA”). Pursuant to the Casamento SPA, the Company received $10,000 in proceeds in exchange for 1,466,276 shares to be issued of the Company’s common stock. The purchase price per share of the common stock is $.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On August 16, 2013, the Company entered into a stock purchase agreement with Bob Rutherford (the “Rutherford SPA”).  Pursuant to the Rutherford SPA, the Company received $10,000 in proceeds in exchange for 1,466,276 shares to be issued of the Company’s common stock.   The purchase price per share of the common stock is $.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On August 15, 2013 (the “Effective Date”), BioNeutral Group, Inc., a Nevada corporation (the “Corporation”), entered into the Series F agreement (the “Agreement”) with the Company’s President and Chief Executive Officer, Mark Lowenthal (the “Series F Holder”), pursuant to which the Series F Holder was issued all of the fifty one (51) authorized shares of Series F Preferred Stock, with a stated value of $0.001 per share (the “Series F Preferred Stock”). The Series F Holder was issued fifty-one (51) shares of Series F Preferred Stock as partial consideration for past and future services rendered.  By unanimous vote of the Board, the Board issued fifty-one (51) shares of Series F Preferred to one individual, Mark Lowenthal, President and CEO of the Company (the "Series F Stockholder").   As a result of the voting rights granted to the Series F Preferred, the Series F Stockholder holds, in the aggregate, approximately 51% of the total voting power of all issued and outstanding voting capital of the Company.  The Series F Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Nevada Department of State on August 19, 2013, as more fully described in Item 8.01 below.  The Series F Preferred Stock has no rights to dividends, no liquidation rights and is not convertible into common stock of the Company.  Each one (1) share of the Series F Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series F Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).  The Series F Preferred Stock effectively gives Mr. Lowenthal the ability to control the outcome of any matters submitted to the Company’s shareholders.

On August 14, 2013 the Company received loan proceeds from Michael Francis in the amount of $15,000.  Mr. Francis and the Company agreed to include the additional $15,000 of proceeds to the Francis Modification thereby increasing the principal due Mr. Francis by the amount of $15,000 to $575,918.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward looking statements.

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

Recent Developments

On August 23, 2013, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from two hundred million (200,000,000) to one billion (1,000,000,000) shares with the Secretary of State of Nevada. At a meeting held on July 10, 2013, the Board authorized management to increase the number of shares authorized to one billion shares. The additional eight hundred million (800,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock. We mailed the Notice of Stockholder Action by Written Consent to the Stockholders on or about September 4, 2013. The authorized share increase will become effective on the date that we file the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada. We intend to file the Amendment with the Secretary of State of the State of Nevada promptly after the twentieth (20th) day following the date on which the Information Statement is mailed to the Stockholders.

On August 19, 2013, the Company issued a convertible promissory note (the “McNeil Note”) to Randy McNeil in the amount of $15,000. The McNeil Note is due on August 18, 2014, and bears interest at 18% per annum. Mr. McNeil has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of August 18, 2014.

On August 19, 2013, the Company filed the Certificate of Designation with the Nevada Department of State pursuant to which the Corporation set forth the designation, powers, rights, privileges, preferences and restrictions of the Series F Preferred Stock. Among other things, each one (1) share of the Series F Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series F Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).  The Series F Preferred Stock has no rights to dividends and it is not convertible common stock.  By unanimous vote of the Board, the Board issued fifty-one (51) shares of Series F Preferred to one individual, Mark Lowenthal, President and CEO of the Company (the "Series F Stockholder").   As a result of the voting rights granted to the Series F Preferred, the Series F Stockholder holds, in the aggregate, approximately 51% of the total voting power of all issued and outstanding voting capital of the Company.

On August 16, 2013, the Company entered into a stock purchase agreement with Bernie Casamento (the “Casamento SPA”).  Pursuant to the Casamento SPA, the Company received $10,000 in proceeds in exchange for 1,466,276 shares to be issued of the Company’s common stock.   The purchase price per share of the common stock is $.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On August 16, 2013, the Company entered into a stock purchase agreement with Bob Rutherford (the “Rutherford SPA”).  Pursuant to the Rutherford SPA, the Company received $10,000 in proceeds in exchange for 1,466,276 shares to be issued of the Company’s common stock.   The purchase price per share of the common stock is $.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On August 15, 2013 (the “Effective Date”), BioNeutral Group, Inc., a Nevada corporation (the “Corporation”), entered into the Series F agreement (the “Agreement”) with the Company’s President and Chief Executive Officer, Mark Lowenthal (the “Series F Holder”), pursuant to which the Series F Holder was issued all of the fifty one (51) authorized shares of Series F Preferred Stock, with a stated value of $0.001 per share (the “Series F Preferred Stock”). The Series F Holder was issued fifty-one (51) shares of Series F Preferred Stock as partial consideration for past and future services rendered.  The Series F Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Nevada Department of State on August 19, 2013, as more fully described in Item 8.01 below.  The Series F Preferred Stock has no rights to dividends, no liquidation rights and is not convertible into common stock of the Company.  Each one (1) share of the Series F Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series F Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).  The Series F Preferred Stock effectively gives Mr. Lowenthal the ability to control the outcome of any matters submitted to the Company’s shareholders.

On August 14, 2013 the Company received loan proceeds from Michael Francis in the amount of $15,000.  Mr. Francis and the Company agreed to include the additional $15,000 of proceeds to the Francis Modification thereby increasing the principal due Mr. Francis by the amount of $15,000 to $575,918.

On July 10, 2013, the Board of Directors approved and adopted Deferred Compensation arrangements with certain key employees (the “Deferred Compensation Agreements”).  Pursuant to the Deferred Compensation Agreements, the Company’s: 1) President and Chief Executive Officer, Mark Lowenthal, 2) Chief Scientific Officer, Andy Kielbania and 3) internal accountant, Tom Cunningham, (the “Employees”), have agreed to defer significant portions of their compensation over the course the current fiscal year.  Through the date of this report the Employees have collectively deferred $370,961 of salaried compensation.  The Employees agreed to defer their compensation to financially assist the efforts undertaken to commercialize the Company’s products.  In light of the contributions made by the Employees, the Board agreed to execute agreements with the Employees that (among other provisions) provide for a payment date, interest at eight percent 8% per annum and the option to convert any unpaid balance to shares of the Company’s common stock.

On June 1, 2013, the Company entered into a Note Satisfaction and Exchange Agreement with Herb Kozlov, a shareholder of the Company, for the satisfaction of a promissory note issued by the Company on December 6, 2010 in exchange for cash proceeds of $50,000.  Pursuant to the Note Satisfaction and Exchange Agreement, the Company will issue 2,500,000 shares of its restricted common stock to Mr. Kozlov as satisfaction of the principal amount of the note of $50,000 plus accrued and unpaid interest of $10,750 for a total of $60,750.  Subsequently the Company was unable to issue the shares of restricted common stock due to Mr. Kozlov due to the fact that the Company no longer possessed enough shares authorized with the State of Nevada with which to issue Mr. Kozlov’s shares. On August 23, 2013, Mr. Kozlov terminated the Note Satisfaction and Exchange Agreement for lack of performance on the part of the Company for failure to issue the shares within the time period prescribed under the Note Statisfaction and Exchange Agreement.  Mr. Kozlov and the Company agreed to have the note remain as currently payable on the books of the Company with interest to be accrued to date, and also agreed to restructure the Note Satisfaction and Exchange Agreement when the Company possesses the requisite number of shares authorized with the State of Nevada with which to issue the shares due to Mr. Kozlov.

On May 2, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on May 13, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 51% multiplied by the market price (as defined in the Note). The Note matures on February 6, 2014. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

During the nine months ended July 31, 2013, the Company received conversion notices for three unsecured promissory notes issued to Asher Enterprises on June 24, 2012, September 20, 2012 and  October 31, 2012 in the amounts of $83,500, $53,000 and $53,000, respectively, which issuances resulted in gross proceeds to  the Company  of $189,500.  The Company issued 17,454,687 shares of common stock to Asher for settlement of the gross proceeds.

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

On February 27, 2013, the Company received $25,000 of the JMJ Note.  On March 27, 2013, the Company received $25,000 of the JMJ Note.  On June 4, 2013, the Company received $25,000 of the JMJ Note.  During the three months ended July 31, 2013 the Company received three notices of conversion from JMJ, and pursuant to those notices issued 12,000,000 shares of common stock to settle loan proceeds in the collective amount of $25,375.

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

In calendar year 2013 we initiated our commercialization strategy to sell our products into the healthcare and life sciences markets, and also into industrial markets.  Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle.  To date our marketing efforts have led to over 100 trials of our products of which 70 are active at the current time.  Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care.  These trials have led to the addition of 20 new customers of our products.  The 70 active trials currently in process are pending results for placement of orders.

For calendar 2013 we have also targeted industrial market segments of mold remediation and industrial odor control.  Within the industrial marketplace our products are trial tested as well prior to purchasing thereby lengthening the selling cycle in most cases.  We signed two independent selling groups to represent our products.  Collectively through the independent selling groups we have approximately 35 representatives throughout the United States marketing our products.  In addition, we established a relationship with an Ohio based distributor of medical products.

Based on the progress as noted above, we are generally pleased with the market reception of our products.  Though the sales cycle has proved to be slower than originally planned for, management is generally encouraged by the current selling momentum and anticipates increases of new customers and orders of our products to continue in the fourth quarter 2013 and in the first quarter 2014.

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

Results of Operations

Comparison of Results of Operations for the three months ended July 31, 2013 and for the three months ended July 31, 2012.

Revenues:   During the three months ended July 31, 2013, the Company generated revenues of $3,310 as compared to revenues of $888 for three months ended July 31, 2012.    Our efforts have been focused on sales and marketing of our non-regulated Ogiene®  product line as well the sale of our Ygiene® formulation for life sciences, healthcare and industrial applications in the United States.

In calendar year 2013 we initiated our commercialization strategy to sell our products into the healthcare and life sciences markets, and also into industrial markets.  Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle.  To date our marketing efforts have led to over 100 trials of our products of which 70 are active at the current time.  Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care.  These trials have led to the addition of 20 new customers of our products.  The 70 active trials currently in process are pending results for placement of orders.

For calendar 2013 we have also targeted industrial market segments of mold remediation and industrial odor control.  Within the industrial marketplace our products are trial tested as well prior to purchasing thereby lengthening the selling cycle in most cases.  We signed two independent selling groups to represent our products.  Collectively through the independent selling groups we have approximately 35 representatives throughout the United States marketing our products.  In addition, we established a relationship with an Ohio based distributor of medical products.

Based on the progress as noted above, we are generally pleased with the market reception of our products.  Though the sales cycle has proved to be slower than originally planned for, management is generally encouraged by the current selling momentum and anticipates increases of new customers and orders of our products to continue in the fourth quarter 2013 and commercialization in the first quarter 2014.

Operating Expenses: Operating expenses were $829,293 for the three months ended July 31, 2013 and $624,498 for the three months ended July 31, 2012 a 33% increase of $204,795.    Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Depreciation & Amortization was $177,234 for both the three months ended July 31, 2013 and July 31, 2012.

Salaries expense for the three months ended July 31, 2013 were $266,737 an increase of 149% over amounts for three months ended July 31, 2012, which were $107,123, reflecting the retention of internal sales assistance in 2013 to initialize the Company’s commercialization strategy, the addition of our Chief Executive Officer and accounting and finance support personnel.

Consulting fee expenses were $252,417 for the three months ended July 31, 2013 as compared to $89,500 for three months ended July 31, 2012 for a 182% increase of $162,917.    The increase reflects the addition of sales consultants in 2013 to begin the commercialization strategy launched in January 2013.

Total legal and accounting expenses for the three months ended July 31, 2013 were $48,740 a decrease of $20,096 over amounts for three months ended July 31, 2012 which were $68,836. Legal fees in 2013 were incurred for regulatory compliance, contract support and the current litigation with Mr. Pamani.

Other Selling, General and Administrative Expenses for the three months ended July 31, 2013 were $84,165, a 54% decrease of $97,640 over amounts for three months ended July 31, 2012 which were $181,805.    The decrease reflects primarily a reduction to corporate overhead expenses including travel and entertainment, office expenses, investor relations and external accounting support in order to allocate as many resources as possible to the sales and marketing effort launched in 2013.

Other Income and Expense for the three months ended July 31, 2013 were $276,407, a 1460% increase of $258,688 over amounts for three months ended July 31, 2012 which were $17,719.  The increase is primarily due to the amortization of debt discount of $212,920 and increase in fair value of derivative liability of $29,356.

Net Loss: We experienced a net loss from operations before consideration of our Non-Controlling interest of $1,103,564 for the three months ended July 31, 2013. The discussion of operating expenses identifies the elements of the net loss. For the same period in 2012, our net loss was $642,073. We anticipate we will experience a net loss in fiscal 2013 as we continue to expand and pursue our 2013 commercialization efforts.

Comparison of Results of Operations for the nine months ended July 31, 2013 and for the nine months ended July 31, 2012.

Revenues: During the nine months ended July 31, 2013, the Company generated revenues of $4,950 as compared to revenues of $2,390 for nine months ended July 31, 2012. Our efforts have been focused on sales and marketing of our non-regulated Ogiene® product line as well the sale of our Ygiene® formulation for healthcare and life sciences, as well as industrial applications in the United States. Additionally, we are continuing our efforts to obtain the remaining state regulatory approvals required for the sale and distribution of our Ygiene® formulation throughout the entire United States.

In calendar year 2013 we initiated our commercialization strategy to sell our products into the healthcare and life sciences markets, and also into industrial markets.  Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle.  To date our marketing efforts have led to over 100 trials of our products of which 70 are active at the current time.  Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care.  These trials have led to the addition of 20 new customers of our products.  The 70 active trials currently in process are pending results for placement of orders.

For calendar 2013 we have also targeted industrial market segments of mold remediation and industrial odor control. Within the industrial marketplace our products are trial tested as well prior to purchasing thereby lengthening the selling cycle in most cases. We signed two independent selling groups to represent our products. Collectively through the independent selling groups we have approximately 35 representatives throughout the United States marketing our products. In addition, we established a relationship with an Ohio based distributor of medical products. .

Based on the progress as noted above, we are generally pleased with the market reception of our products.  Though the sales cycle has proved to be slower than originally planned for, management is generally encouraged by the current selling momentum and anticipates increases of new customers and orders of our products to continue in the fourth quarter 2013 and commercialization in the first quarter 2014.

Operating Expenses: Operating expenses were $2,341,166 for the nine months ended July 31, 2013 and $1,998,666 for the nine months ended July 31, 2012 a 17% increase of $342,500.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Depreciation & Amortization was $531,702 for both the nine months ended July 31, 2013 and July 31, 2012.

Salaries expense for the nine months ended July 31, 2013 were $590,544 an increase of 100% over amounts for nine months ended July 31, 2012, which were $294,831, primarily reflecting the retention of internal sales assistance in 2013 to initialize the Company’s commercialization strategy, the addition of our Chief Executive Officer and accounting and finance support personnel.

Consulting fee expenses were $472,890 for the nine months ended July 31, 2013 as compared to $401,192 for nine months ended July 31, 2012 for a 18% increase of $71,698.  The increase primarily reflects the addition of sales consultants in 2013 to begin the commercialization strategy that we launched in January 2013. The reduction was materially offset by a reduction of costs  due to a $200,000 consulting fee expense from Picaadilly Consultants in 2012 which it did not incur in 2013.  Piccadilly Consultants were not consultants of the Company in 2013.

Total legal and accounting expenses for the nine months ended July 31, 2013 were $316,759 an increase of $89,626 over amounts for nine months ended July 31, 2012 which were $227,133. The increase reflects an increase in legal fee expenses as a result of legal fee cost related to our complaints filed on Vinfluence and Mr. Pamani.

Other Selling, General and Administrative Expenses for the nine months ended July 31, 2013 were $429,271, a decrease of $114,537 over amounts for nine months ended July 31, 2012 which were $543,808.  The decrease primarily reflects a reduction to corporate overhead expenses including travel and entertainment, office expenses, investor relations and external accounting support in order to allocate as many resources as possible to the sales and marketing effort launched in 2013.

Other Income and Expense for the nine months ended July 31, 2013 was $191,549, a 342% increase of $148,224 over amounts for nine months ended July 31, 2012 which were $43,325.  The increase is primarily due to the amortization of debt discount of $425,281, offset by a $238,750 credit of consulting expense and $95,250 decrease in fair value of derivative liability. The credit of $238,750 provided was a reimbursement of bonus compensation paid to Dr. Andy Kielbania for the year ended October 2011.   In addition,  for 2012 certain promissory notes were settled by Vinfluence carried interest expense reductions which in turn led to reversals of previously recorded interest expense.

Net Loss: We experienced a net loss from operations before consideration of our Non-Controlling interest of $2,529,497 for the nine months ended July 31, 2013. The discussion of operating expenses identifies the elements of the net loss. For the same period in 2012, our net loss was $2,040,548. We anticipate we will experience a net loss in fiscal 2013 as we continue to expand and pursue our 2013 commercialization efforts.

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

Liquidity and Capital Resources

We had $7,802 of cash at July 31, 2013.  Cash used in operations for the nine months ended July 31, 2013 was $606,874. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with becoming a public company and daily operations of the business, including rent, travel and laboratory costs.

For the nine months Ended July 31, 2013, we raised $614,000 of cash from the issuance of convertible debentures.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. We have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs. On December 12, 2012 we issued a convertible promissory note to JMJ financial in the amount of $250,000 of which we received an initial $135,000 in payments.  We expect to receive additional payments from JMJ under the note at various intervals during the calendar year 2013.

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

The Company believes that we will be able to generate significant sales by the first quarter of 2014 providing for sufficient cash flows to supplement our equity financing. If we are able to execute our plan, the Company can begin to accumulate cash reserves. There is no assurance based on our current plans, however that our funds will be sufficient to meet our anticipated needs through our fiscal year 2013, and we may need to raise additional capital during fiscal 2013 to fund the full costs associated with our growth and development. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 13, 2013 the Company issued 260,000 shares of its restricted common stock to Olshan, Frome, Wolosky LLP in connection with a settlement for outstanding legal bills.  The shares represented $7,800 of the overall settlement price of $19,600.  The shares were valued and issued at $.03 based on the approximate closing quotation price for the Company's stock during the negotiations leading up to the settlement.

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

ITEM 4.   MINE SAFETY DISCLOSURES

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

10.42	Note Satisfaction and Exchange Agreement between the Company and Herb Kozlov.

10.43	Preferred Stock Purchase Agreement dated August 5, 2013 by and between the Company and Mark Lowenthal.(4)

10.44	Loan Modification Agreement dated July 1, 2013 by and between the Company and Michael Francis.(4)

10.45	Deferred Compensation Agreements dated July 10, 2013 by and between the Company and Mark Lowenthal, Andy Kielbania and Tom Cunningham.(4)

10.46	Convertible Promissory Note issued to Randy McNeil dated August 19, 2013 in the amount of $15,000.*

10.47	Convertible Promissory Note issued to James Casserly dated July 16, 2013 in the amount of $25,000.*

10.48	Stock Purchase Agreement entered into with Bernie Casamento dated August 16, 2013 in the amount of $10,000.*

10.49	Stock Purchase Agreement entered into with Bob Rutherford dated August 16, 2013 in the amount of $10,000.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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
(4)          Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2013.
*      Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC.

September 16, 2013	By:	/s/Mark Lowenthal
Mark Lowenthal
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)