Form 10-K
period 2013-10-31
BioNeutral Group, Inc
filed 2014-02-13
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File No. 333-149235

BIONEUTRAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0745273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Warren Street, Newark, NJ 07103	07960
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the registrant’s common stock, par value $0.00001 per share (“Common Stock”), held by non-affiliates is $23,799,305 computed by reference to the price at which the Common Stock was last sold on April 30, 2013, as reported on the Over-the-Counter Bulletin Board.

As of February 4, 2014, there were 798,178,290 shares of the registrant’s common stock outstanding.

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

Recent Developments

On February 10, 2014, the Company issued a convertible promissory note to GEL Properties LLC (“GEL”) in the amount of $44,071, due on February 10, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning June 30, 2013 from the Company in the amount of $42,000 plus accrued and unpaid interest.

On February 10, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,000, due on February 10, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On February 10, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,000, due on February 10, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On February 10, 2014, the GEL Properties, LLC issued a convertible promissory note to the Company in the amount of $25,000, due no later than November 10, 2014, unless the Lender does not meet the “current information requirements” required under Rule 144 of the Securities Act of 1933, as amended, in which case the Company may declare the offsetting note issued by the Lender on the same date herewith to be in Default (as defined in that note) and cross cancel its payment obligations under this Note as well as the Lenders payment obligations under the offsetting note.  This Note shall bear simple interest at the rate of 6% per annum based on a 365 day year.  The Note shall be secured by the pledge of the $25,000 6% convertible promissory note issued to the GEL Properties by the Company on February 10, 2014.  GEL Properties may exchange this collateral for other collateral with an appraised value of at least $25,000.00.

On January 14, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,444, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning January 31, 2013from the Company in the amount of $23,600 plus accrued and unpaid interest.

On January 14, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,276, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning February 28, 2013 from the Company in the amount of $23,600 plus accrued and unpaid interest.

On January 14, 2014, the Company issued a convertible promissory note to GEL in the amount of $30,000, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On January 10, 2014, the Company executed an Exclusive Distribution Agreement with Quip Laboratories (Quip) for the market segments of laboratory animal research and biomedical research. Since 1981, Quip has been a leader in sales distribution of cleaning and disinfection solutions to the life science marketplace.  The Company believes this relationship represents a major step forward to expand the distribution of our products to these important life science markets. Through Quip’s team of industry experts and highly trained sales professionals we gain direct access to decision makers providing us with an opportunity to make an immediate impact with accounts and applications on the forefront of scientific research.  The arrangement enables BioNeutral products to become featured within Quip Laboratories’ comprehensive biosafety solutions which we believe, in turn, will streamline the trial and purchase process among customers seeking to accelerate their processing times and reduce overall costs.

On January 8, 2014, the Company issued a convertible promissory note to GEL in the amount of $23,600, due on January 8, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning April 30, 2013 for the Company in the amount of $23,600.

On January 8, 2014, the Company issued a convertible promissory note to GEL in the amount of $20,000, due on January 8, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On December 18, 2013, the Company issued a convertible promissory note to GEL in the amount of $23,600, due on December18, 2014, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning March 29, 2013 from the Company in the amount of $23,600.  Up through and including the date of this report the Company has received conversion notices totaling 39,130,944 shares of the Company’s common stock from GEL representing $23,617 of principal and interest due to GEL.

On December 18, 2013, the Company issued a convertible promissory note to GEL in the amount of $20,000, due on December18, 2014, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On various occasions during November 2013 through January 2013 the Company received cash advances totaling $5,000 from Ben Hanafin, a member of the Company’s Board of Directors.  The Company and Mr. Hanafin are currently working on the terms for repayment of these advances.

On December 18, 2013, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of it’s plan to increase the number of authorized shares of common stock from one billion (1,000,000,000) to four billion (4,000,000,000) shares with the Secretary of State of Nevada.  At a meeting held on November 26, 2013, and in conjunction with a unanimous consent of the Board on December 11, 2013, the Board authorized the increase of the number of shares authorized to four billion shares.  The additional three billion (3,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock.  On October 31, 2013, the Company did not possess enough authorized stock in the State of Nevada to effectuate all of the obligations convertible to common stock. We mailed the Notice of Stockholder Action by Written Consent to the Stockholders on December 31, 2013. The authorized share increase will become effective on the date that we file the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada.  We filed the Amendment with the Secretary of State of the State of Nevada to increase the authorization of common stock to 4,000,000,000 on January 2, 2014.  The State of Nevada accepted our Certificate of Amendment, and the Company’s authorized limit of common stock is currently 4,000,000,000 shares.

On November 11, 2013, the Company issued a Promissory Note to Herb Kozlov, a shareholder of the Company (the “Kozlov Note”), for the satisfaction of a promissory note issued by the Company to Mr. Kozlov on December 6, 2010.  Pursuant to the Kozlov Note, the Company promises to pay $75,000 plus any accrued and unpaid interest on June 1, 2014.  Interest will accrue at the rate of fourteen (14%) per annum.  Mr. Kozlov will have the right to receive payment of the Kozlov Note in shares of common stock of the Company at the lower of $.03 per share, or the closing price of such shares on the day proceeding the date when the notice of full or partial conversion is tendered.

On November 5, 2013 the Company received a cash advance of $25,000 from Robert Machinist, a member of the Company’s Board of Directors.  The Company and Mr. Machinist are currently working on the terms for repayment of these advances.

On November 4, 2013 the Company received loan proceeds from Michael Francis in the amount of $25,000.  Mr. Francis and the Company agreed to include the additional $25,000 of proceeds to the Francis Modification.  The Company and Mr. Francis have verbally agreed to modify his existing promissory note to include this advance.

On October 15, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on October 23, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 51% multiplied by the market price (as defined in the Note). The Note matures on July 17, 2014. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

On August 23, 2013, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from two hundred million (200,000,000) to one billion (1,000,000,000) shares with the Secretary of State of Nevada.  At a meeting held on July 10, 2013, the Board authorized management to increase the number of shares authorized to one billion shares.  The additional eight hundred million (800,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock.  We mailed the Notice of Stockholder Action by Written Consent to the Stockholders on or about September 4, 2013.  We filed the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada which became effective on September 30, 2013.

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

On August 19, 2013, the Company filed the Certificate of Designation with the Nevada Department of State pursuant to which the Corporation set forth the designation, powers, rights, privileges, preferences and restrictions of the Series F Preferred Stock. On August 15, 2013 (the “Effective Date”), the Company entered into a Series F agreement with the Company’s President and Chief Executive Officer, Mark Lowenthal (the “Series F Holder”), pursuant to which the Series F Holder was issued all of the fifty one (51) authorized shares of Series F Preferred Stock, with a stated value of $0.001 per share (the “Series F Preferred Stock”). The Series F Holder was issued fifty-one (51) shares of Series F Preferred Stock as partial consideration for past and future services rendered.  The Series F Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation filed by the Corporation with the Nevada Department of State. The Series F Preferred Stock has no rights to dividends, no liquidation rights and is not convertible into common stock of the Company.  Each one (1) share of the Series F Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series F Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).  The Series F Preferred Stock effectively gives Mr. Lowenthal the ability to control the outcome of any matters submitted to the Company’s shareholders.

On August 16, 2013, the Company entered into a stock purchase agreement with Bernie Casamento (the “Casamento SPA”).  Pursuant to the Casamento SPA, the Company received $10,000 in proceeds in exchange for 1,466,276 shares to be issued of the Company’s common stock.   The purchase price per share of the common stock is $.0068 which was equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On August 16, 2013, the Company entered into a stock purchase agreement with Bob Rutherford (the “Rutherford SPA”).  Pursuant to the Rutherford SPA, the Company received $10,000 in proceeds in exchange for 1,466,276 shares to be issued of the Company’s common stock.   The purchase price per share of the common stock is $.0068 which was equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

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

During the year ended October 31, 2013, the Company received conversion notices for four unsecured promissory notes issued to Asher Enterprises on June 24, 2012, September 20, 2012, October 31, 2012 and February 25, 2013 in the amounts of $83,500, $53,000, $53,000 and $42,500, respectively, which issuances resulted in gross proceeds to the Company of $232,000.  The Company issued an aggregate of 68,180,042 shares of common stock to Asher for settlement of the notes.

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

On April 12, 2013 and in connection with the Global Agreement, the Company also entered into distribution agreement (the "New Distribution Agreement") with White Charger Limited, a New Zealand company whereby White Charger has the right to distribute the Company's products in Australia, New Zealand, Indonesia, Malaysia, Philippines, Singapore, Thailand, Brunei, Burma, New Caledonia, Kiribati, the Marshal Islands, Micronesia, Nauru, Palau, Papua New Guinea, Solomon Islands, Tuvalu, Pitcairn, Henderson, Mauritius and Ocneo. This is a much narrower territory than the original licensing agreement and does not include China, Taiwan, Hong Kong or Japan. It also does not include any option for Europe. No intellectual property of the Company is transferred to White Charger. The New Distribution Agreement requires White Charger to purchase at least $500,000 of the Company's products during the first 24 months of which $175,000 must be purchased during the first 12 months of the New Distribution Agreement. To date there have been no purchases of the Company’s products. The Initial Term of the New Distribution Agreement is for five (5) years and can be extended for an additional five years if White Charger purchases at least $3,000,000 of product during the Initial Term. The New Distribution Agreement also contains a non-competition agreement on behalf of White Charger.

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

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”), of which $160,000 has been received in various intervals through the date of this report. The maturity date is one year from the date of each payment. JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible.  During the year ended October 31, 2013 the Company received six notices of conversion from JMJ, and pursuant to those notices issued an aggregate of 41,000,000 shares of common stock to settle loan proceeds in the collective amount of $53,041.

Business Overview

We are a life science specialty technology corporation focused on commercializing two classes of product formulations: (1) antimicrobials, which are formulations designed to kill certain harmful microscopic living organisms, and (2) bioneutralizers, which are formulations designed to destroy certain agents that are noxious and harmful to health and/or the environment.

In February 2011, the Company received approval and registration from the EPA in response to the Company's regulatory application for its Ygiene® 206 sterilant formulation.  To date we have received approvals for distribution of Ygiene® 206 in 32 states located primarily east of the Mississippi River.  The Company intends to apply for approval in the remaining 18 states on an as needed basis.  Our Ogiene™   product does not require federal or state approval for sale and distribution.  We are actively engaged in marketing both of our product lines by negotiating with distributors and the staging of product trials.  To date, we have not generated any meaningful product revenue.

Products

We currently are focused on the commercialization of two classes of product formulations, antimicrobials and bioneutralizers.  We refer to our antimicrobial formulations as our Ygiene™ products and our bioneutralizer formulations as our Ogiene™ products.  A description of each of these products is set forth below.

Ygiene™

We have developed our Ygiene ™ products with the intent to kill certain harmful microbes, including virulent gram   positive or negative bacteria, viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  Our Ygiene ™ formulations are designed to target and bind to specific surface proteins and penetrate and alter the cellular structure of such proteins.  They are peroxy-based and, based on our internal laboratory studies, on a per unit volume basis, we believe they contain more active ingredients than any commercially available antimicrobial known to us.  In laboratory tests conducted by us,   our   Ygiene™ formulations demonstrated large zones of inhibition (areas on agar plates where growth of control organisms are prevented by antibiotics placed on agar surfaces) and high potency across a wide spectrum of harmful microbes.

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

We believe our Ogiene™ formulations provide fast delivery capabilities of active ingredients and can eliminate or reduce a broad range of gases. We believe this is important since household, institutional and industrial odors and irritating gases can be the result of either a single odoriferous compound or the result of a multiplicity of odoriferous compounds or components. These odor causing components include various organic carboxylic acids, aldehydes, ketones, amines, mercaptans, sulfides, disulfides and esters. In addition, various inorganic compounds such as ammonia, hydrogen sulfide and sulfur dioxide may add to the complexity of specific odors. Laboratory tests conducted by us have demonstrated that in certain laboratory conditions our Ogiene™ formulations can reduce or eliminate the following:

•	formaldehyde;

•	ammonia and carbon dioxide;

•	sulfur dioxide/ nitrogen oxide (greenhouse gases); and

•	cigar smoke

In general, our Ygiene™ and Ogiene™ formulations have shown the following capabilities in laboratory tests conducted by us:

•	Our formulations have killed spores, bacteria and viruses at room temperature.

•	We can manipulate our products, depending upon the needs of customers, to address requirements that can vary as follows:

	●	the kill time from minutes to seconds;

	●	the breadth of kill; and

	●	the class of target organisms.

•	Our formulations are stable, non corrosive, nonflammable and water soluble.

•	Our formulations can be applied as a liquid, wet wipe, spray, mist/fog or foam/froth and can be applied to air, surface and water.

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

We are targeting to sell our products into the healthcare and life sciences markets, and also into industrial markets. Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle. To date our marketing efforts have led to over 100 trials of our products of which 70 are active at the current time. Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care,. These trials have led to the addition of 20 new customers of our products. The 70 active trials currently in process are pending results for placement of orders.

For calendar 2014 we are also targeting industrial market segments of mold remediation and industrial odor control. Within the industrial marketplace our products are trial tested as well prior to purchasing thereby lengthening the selling cycle in most cases. We signed two independent selling groups to represent our products. Collectively through the independent selling groups we have approximately 35 representatives throughout the United States marketing our products. In addition, we established a relationship with an Ohio based distributor of medical products.

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

Trademarks

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene®, based on its intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company again submitted applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene® prior to the Company’s resubmission of its applications.  Subsequently in 2011, the Company received trademark registration from the USPTO for Ygiene®, Ogiene® and the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®. The Company intends to pursue with the Trademark Trial and Appeal Board an opposition to PURE Bioscience's application with respect to BioNeutral™. The Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.  In May 2011, the Company received notice that PURE Bioscience filed a petition with the USPTO for cancellation of the Company’s Ygiene® registration.  On November 14, 2013 the USPTO issued an order for dismissal of PURE Bioscience’s petition to for cancellation of the Company’s Ygiene® registration.

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

Research and Development

We conduct our primary research and development activities in-house, and use third-party laboratories to conduct independent testing.  Research and development expenditures were approximately $213,423 and $237,000 for the fiscal year ended October 31, 2013 and 2012, respectively.  No amounts incurred for Research and Development were borne directly by customers.

Manufacturing

We currently have limited manufacturing capabilities.   We have engaged a contract manufacturer to (1) to produce finished products, which can be resold to our distributors/customers in the United States; and (2) to manufacturer the component which may be sold to a customer who may manufacture the finished products for mass distribution using the customer’s brand name.  In the event we begin to distribute our products outside of the United States, we intend to arrange production with a strategically located contract manufacturer.

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

Employees

As of January 20, 2014, we had three full-time employees. We have part-time consultants devoting time to us.  None of our employees are represented by union or collective bargaining agreements. We believe that our relationships with our employees are good.

ITEM 1A.     RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K.  The risks described below could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We have not generated significant product revenues to date and will need to raise additional funds in the near future.  If we are unable to obtain the funds necessary to continue our operations, we will be required to delay, scale back or eliminate certain of our product development activities and may not continue as a going concern.

We have not generated significant product revenues to date. We incurred net losses of approximately $3,191 million, after consideration of $269,303 attributable to the Non-Controlling interest's share of the net loss, for the year ended October 31, 2013.  For the year ended October 31, 2012, we had net losses of approximately $2,386 million, after consideration of $219,981 attributable to the Non-Controlling interest's share of the net loss, for the year ended October 31, 2012.  We have concluded that our net losses, negative cash flows and accumulated deficit as of October 31, 2013 raise substantial doubt about our ability to continue as a going concern.

For the current 2014 fiscal year, we will have to raise substantial additional funds or take other measures within the current fiscal year in order to continue our operations.  Our future capital requirements will depend on numerous factors, including:

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

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended December 31, 2007 and the ten months ended October 31, 2008 and for the fiscal year ended October 31, 2010, 2011, 2012 and 2013, and they are open for review by the various tax jurisdictions. The state jurisdiction the Company is required to file in is New Jersey, and we failed to file any New Jersey state tax returns. We cannot assure you that we will not incur fines and penalties for failure to file such tax returns, although we have not received any notices of fines or penalties to date.

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

We currently hold approximately 92% of the outstanding interests in our subsidiary, BioNeutral Laboratories.  We did not receive consents to the Share Exchange from all common and preferred shareholders of BioNeutral Laboratories, and we have accounted for those shareholders who did not sign consents as holders of the remaining 8.44% outstanding interests in BioNeutral Laboratories as not have received shares in BioNeutral.  As described in “Item I Business -- Company Overview” the Share Exchange Consents did not specify the number of shares of BioNeutral Laboratories common stock to be exchanged by the Consenting Shareholder and did not affirmatively make the representation and warranties to be made by our stockholders as set forth in the Share Exchange Agreement.  In light of such omissions, there can be no assurances that a shareholder will not challenge the validity of its consent and request a rescission offer in respect of shares of common stock issued to such person. There can also be no assurances that in light of the content of such Share Exchange Consent, we had a basis for a valid private placement of our common stock issued in the Share Exchange and that we will not be requested to conduct a rescission offer.

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

Although we are commencing the marketing and sale of our bioneutralizer, odor controllers and antimicrobial applications, we have generated no significant revenues to date. Consequently, our historical results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. These risks include:

•	our ability to obtain further regulatory registration, clearance or approval of our products;

•	our ability to effectively and efficiently market and distribute our products through our sales force and third-party distributors;

•	the ability of manufacturers utilized by us to effectively and efficiently manufacture our products;

•	our ability to obtain market acceptance of our current products and future products that may be developed by us;

•	our ability to sell our products at competitive prices which exceed our per unit costs;

•	our ability to adequately protect our intellectual property;

•	our ability to attract and retain key business development, technical and management personnel; and

•	our ability to effectively manage our anticipated growth.

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

Litigation or other action may be necessary to enforce our intellectual property rights and protect our trade secrets.  If third parties apply to register our trademarks in the U.S. or other countries, we may oppose those applications and may be required to participate in proceedings before the regulatory agencies who determine priority of rights to such trademarks.  We currently are opposing applications for registration by a third party of our trademark BioNeutral ™; however, there can be no assurance that we will prevail with such opposition.  Such administrative proceedings and any other litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.  See “Item 3.  “Legal Proceedings.”

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

We have not produced significant sales.  We are developing our marketing and distribution capabilities.  While we anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products, there is no assurance that we will be able to do so.  Significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise.  There can also be no assurance that we will be able to develop in-house sales capabilities or that we will be able to market and sell our product in the United States or overseas, which would adversely affect the results of our operations.

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

As of February 4, 2014 there were 798,178,290 shares of our common stock and 175 holders of our common stock.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The shares of our common stock issued in connection with the consummation of the Share Exchange which is a large number of shares relative to the trading volume of our common stock, may be eligible for resale under Rule 144 following the date on which we file this Annual Report so long as the applicable conditions contained in Rule 144(i) are satisfied. The market price of our common stock could fall if the holders of these shares sell them or are perceived by the market as intending to sell them.

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

This Annual Report on Form 10-K may contain forward-looking statements.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        PROPERTIES

The Company renewed its annual lease agreement for its office and laboratory space in Newark, New Jersey.  The lease term was for the twelve months September 1, 2013 to August 31, 2014.  The monthly rent is $3,019 per month.  On December 1, 2013, the Company terminated the lease of the office space with no penalty or future rent due to the landlord.  The new lease agreement is for the laboratory space at a monthly rental of $1,851 through August 31, 2014.

On November 1, 2011, the Company rented executive office space in Morristown, New Jersey for a period of one year. The monthly rent was $4,998 per month. Effective September 1, 2012 the Company reduced the size of the rental space and rent to $2,651 per month. The Company arranged for a three month extension of the rental agreement which expired on January 31, 2013, and has since vacated the space.

We believe that our existing facility is suitable as laboratory space, and is adequate to meet our current needs. We also believe that our insurance coverage adequately covers our current interest in our leased space. We do not own any real property for use in our operations or otherwise.

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

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene®, based on its intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company again submitted applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene® prior to the Company’s resubmission of its applications.  Subsequently in 2011, the Company received trademark registration from the USPTO for Ygiene®, Ogiene® and the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®. The Company intends to pursue with the Trademark Trial and Appeal Board an opposition to PURE Bioscience's application with respect to BioNeutral™. The Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.  In May 2011, the Company received notice that PURE Bioscience filed a petition with the USPTO for cancellation of the Company’s Ygiene® registration.  On November 14, 2013 the USPTO issued an order for dismissal of PURE Bioscience’s petition to for cancellation of the Company’s Ygiene® registration.

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

PART II.

ITEM 5.        MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol “BONU.OB” since February 20, 2009.  Prior to February 20, 2009, there was no public trading market for our shares of common stock. The following table sets forth the range of quarterly high and low sales prices of our common stock as reported for the periods indicated:

	High	Low
January 31, 2012	$0.14	$0.09
April 30, 2012	$0.12	$0.04
July 31, 2012	$0.08	$0.05
October 31, 2012	$0.08	$0.05
January 31, 2013	$0.10	$0.02
April 30, 2013	$0.07	$0.03
July 31, 2013	$0.03	$0.025
October 31, 2013	$0.007	$0.025
January 31, 2014	$0.004	$0.0004

As of February 4, 2014 there were 175 holders of record of our common stock.

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

Unregistered Sales and Issuance of Equity Securities.

The following is a description of issuances of shares of our equity securities that were not registered under the Securities Act during the year ended October 31, 2013 and which shares were not previously disclosed by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the years ended October 31, 2013 and 2012, no holders of our preferred shares exchanged shares of Series A Preferred shares.

Equity Issuance

During the years ended October 31, 2013 and October 31, 2012, the Company issued 3,932,556 and 0 shares of the Company’s common stock for gross proceeds of $25,000 and $0, respectively, to various investors. All of such shares were issued pursuant to an exemption from registration under the Securities Act by virtue of Section 4(2) of the Securities Act. Each individual investor represented to us, among other things, that such investor is a sophisticated investor with access to all relevant information necessary to evaluate its investment and that the purchased shares were being acquired for investment purposes only.

During the year ended October 31, 2012, the Company issued 100,000 shares of the Company’s Series C Preferred Stock for gross proceeds of $1,000,000 to Vinfluence.

In November 2011, the Company initiated a plan to restructure most aspects of management and operations. Pursuant to the plan the Company retained new management and board of director’s representatives with experience in acute care hospitals, long-term health care and consumer oriented hygiene based products. In addition, on November 2, 2011 the Company entered into definitive financing and strategic distribution agreements with Vinfluence Pty Ltd ("Vinfluence"), New South Wales, Australia. The agreements provided for the assumption of and indemnification for $2,374,932 of accounts payable and accrued compensation and the assumption of, and indemnification for $2,070,271 of convertible loans and $2,400,000 of equity capital. In exchange for cash and future royalties, the Company has also signed a 10-year licensing and distribution agreement with Vinfluence for exclusive manufacturing and distribution in Asia and non-exclusive manufacturing and distribution rights in Europe and sales to the US Military. In connection with the Vinfluence transaction the following agreements were entered into:

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

On April 12, 2013, the Company entered into a Settlement Agreement, Global Release Cancellation of Preferred Stock Purchase Agreement, Preferred Stock Drawdown Agreement, The Agreement to Assign and Settle Notes and Agreement to License Invention by and between the Company and Vinfluence Pty Ltd (the "Global Agreement"). The Global Agreement settles the claims of each of the Company and Vinfluence which had been the subject of litigation. The Agreement also terminates the Preferred Stock Purchase Agreement, the Preferred Stock Drawdown Agreement, the Agreement to Assign and Settle Debt, the Agreement to Assign and Settle Notes Agreement and the Vinfluence License Agreement (collectively, the "Vinfluence Agreements"). As a result of the Global Agreement, the Company will cancel an aggregate of 178,042 shares of Series B and Series D Preferred Stock that had been issued to Vinfluence. The only Series B and Series D Preferred Stock that remains outstanding (an aggregate of 67,581 shares) represents debt or notes that were actually settled by Vinfluence. Each share of Preferred Stock cancelled was convertible into 125 shares of the Company's common stock thus the cancellation of the Vinfluence Agreements results in significantly less dilution than if the Preferred Stock had been converted. As part of the Global Agreement, the Company will issue Vinfluence an aggregate of 2,000,000 shares of Common Stock. Further, pursuant the Global Agreement, $136,848 of debt remains to be settled and released associated with the Series D Preferred Stock.

Shares Issued Pursuant to Consulting Agreements

During the years ended October 31, 2013 and 2012, the Company issued an aggregate of 5,520,546 and 3,530,000 shares of common stock for professional services having a value of $276,643 and $283,000, respectively.  The shares for services were valued and issued at the prevailing quotation prices for the Company's stock at the time of issuance.

Other Equity Issuances

During the years ended October 31, 2013 and 2012 and in connection with the Share Exchange (as defined below), no non-controlling interests exchanged shares of BioLabs common stock were exchanged for shares of the Company common stock.

Convertible Debt Capital Funding

On October 15, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on October 23, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 51% multiplied by the market price (as defined in the Note). The Note matures on July 17, 2014. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

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

On February 25, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on March 18, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on November 27, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  The note was converted to 50,725,355 shares of the Company’s common stock at various points in time during 2013.

On October 31, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher for the sale and issuance of an 8% convertible promissory note in the principal amount of $53,000 (the “Note”). The Purchase Agreement became effective on November 2, 2012 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on August 2, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  The note was converted to 11,832,072 shares of the Company’s common stock at various points in time during 2013.

The Company issued an unsecured promissory note to Asher Enterprises, Inc. (“Asher”, the “Holder”) on September 20, 2012 which resulted in gross proceeds to the Company of $53,000.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash on June 24, 2013, and is reported in the Company’s balance sheet as Notes Payable – Short Term. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The note was converted to 2,667,895 shares of the Company’s common stock at various points in time during 2013.

The Company issued a convertible promissory note to Asher on July 11, 2012 which issuance resulted in gross proceeds to the Company of $83,500.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash in April 13, 2013, and is reported in the Company’s balance sheet as Current Portion of Notes Payable. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the issue date and ending on the maturity date the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The note was converted to 2,954,720 shares of the Company’s common stock at various points in time during 2013.

The Company issued two unsecured promissory notes to Asher on August 18, 2011 and September 15, 2011 which issuances resulted in gross proceeds to the Company of $60,000 and $42,500, respectively, for total gross proceeds of $102,500.  The notes bear an 8% annual interest rate, was due and payable with unpaid interest in cash on May 22, 2012 and June 19, 2012. (the “Maturity Dates”) and is reported in the Company’s balance sheet as Notes Payable – Short Term. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 58% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The notes were converted to shares of the Company’s common stock at various points in time during 2012.

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”), of which $135,000 has been received through the date of this report. The maturity date is one year from the date of each payment.. JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible.  During the nine months ended July 31, 2013 the Company received three notices of conversion from JMJ, and pursuant to those notices issued 12,000,000 shares of common stock to settle loan proceeds in the collective amount of $25,375.

On November 11, 2013, the Company issued a Promissory Note to Herb Kozlov, a shareholder of the Company (the “Kozlov Note”), for the satisfaction of a promissory note issued by the Company to Mr. Kozlov on December 6, 2010.  Pursuant to the Kozlov Note, the Company promises to pay $75,000.00 plus any accrued and unpaid interest on June 1, 2014.  Interest will accrue at the rate of fourteen (14%) per annum.  Mr. Kozlov will have the right to receive payment of the Kozlov Note in shares of common stock of the Company at the lower of $.03 per share, or the closing price of such shares on the day proceeding the date when the notice of full or partial conversion is tendered.

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

On July 1, 2013 (the “Inception Date”), the Company entered into a promissory note modification agreement (the “Francis Modification”) with Michael D. Francis.  The Francis Modification includes all amounts previously owed and due to Mr. Francis pursuant to the promissory note dated December 6, 2012 issued by the Company to Mr. Francis (the “December Note”) plus accrued and unpaid interest of $17,367 through June 30, 2013 for a total due and outstanding under the December Note of $426,619 (the “December 2012 Note Balance”).  Since the execution of the December Note, Mr. Francis has made several additional cash advances to the Company during the calendar year 2013 up through and including July 31, 2013 totaling $131,000 (the “2013 Advances”).   The Company has agreed to accrue unpaid interest at the rate of eighteen percent (18%) per annum through June 30, 2013 on the 2013 Advances (the “Interest On 2013 Advances”). The sum of the 2013 Advances and Interest On 2013 Advances is $134,298 (the “2013 Advances Balance Due”). The sum of the December 2012 Note Balance and the 2013 Advances balance due is $560,918. In consideration for reduction of the interest rate to be accrued on the unpaid principal balance from eighteen (18%) to eight percent (8%) and the extension of the promissory note maturity date to July 1, 2015, the Company agreed to revise the conversion price from $.055 per share of the Company’s common stock to $.005 per share which is equal to the average closing trading price of the Company’s common stock for the 5 preceding days of the Inception Date, and to grant Mr. Francis a security interest in the Company’s assets.

On July 16, 2013, the Company issued a convertible promissory note (the “Casserly Note”) to James Casserly in the amount of $25,000. The Casserly Note is due on July 15, 2014, and bears interest at 18% per annum. Mr. Casserly has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of July 15, 2014.

On January 31, 2013, the Company issued a convertible promissory note to Ray Dunning in the amount of $23,600, due on February 28, 2013 bearing interest at 8% per annum. Mr. Dunning has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.08 the average closing price of the Company’s common stock for the 10 preceding days of January 31, 2013.  As of October 31, 2013 the promissory note was in default which was waived by Mr. Dunning, and subsequently on January 14, 2014, Mr. Dunning assigned his promissory note to GEL Properties.

On February 28, 2013, the Company issued a convertible promissory note to Ray Dunning in the amount of $23,600, due on March 31, 2013 bearing interest at 8% per annum. Mr. Dunning has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.0001, a price agreed to between the Company and Mr. Dunning.  As of October 31, 2013 the promissory note was in default which was waived by Mr. Dunning, and subsequently on January 14, 2014, Mr. Dunning assigned his promissory note to GEL Properties.

On March 29, 2013, the Company issued a convertible promissory note to Ray Dunning in the amount of $23,600, due on April 30, 2013 bearing interest at 8% per annum. Mr. Dunning has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.0001, a price agreed to between the Company and Mr. Dunning.  As of October 31, 2013 the promissory note was in default which was waived by Mr. Dunning, and subsequently on December 18, 2013, Mr. Dunning assigned his promissory note to GEL Properties.

On April 30, 2013, the Company issued a convertible promissory note to Ray Dunning in the amount of $23,600, due on May 31, 2013 bearing interest at 8% per annum. Mr. Dunning has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.03, a price agreed to between the Company and Mr. Dunning.  As of October 31, 2013 the promissory note was in default which was waived by Mr. Dunning, and subsequently on January 8, 2014, Mr. Dunning assigned his promissory note to GEL Properties.

Accrued and unpaid interest is added to the unpaid principal amount of the Director Notes, Shareholder Notes and Unrelated Party Notes every three months. Interest expense on the Shareholder Notes and Unrelated Party Notes for the year ended October 31, 2013 and 2012 was $188,567 and $66,079 respectively. During the years ended October 31, 2013 and 2012, $136,235 and $73,722 of accrued interest was added to the principal amount of the Francis Note, Kozlov Note and Capara Notes.

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

Plan of Operation

Our strategic plan for our fiscal year ended October 31, 2013 was focused on leveraging developments in the United States for our Ygiene™ professional disinfectant product and continuing our work within the regulatory process of the U.S. for EPA registration of additional variations of Ygiene™.  Our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product were registered and approved with the US EPA on February 28, 2011.  Subsequently, we have registered Ygiene™ in 32 US states for sale and distribution. Our Ygiene™ was registered with the German Bundesanstalt für Arbeitsschutz und Arbeitsmedizin, a German government sanctioned institute for safety and health, on January 5, 2010 and November 30, 2009, respectively.  As a result of such registrations, we are permitted to sell such Ygiene™ based products in Germany, although we have not sold any of our products in Germany and currently do not have adequate resources to attempt to make any such sales or to have our products manufactured for sale.  We believe these registrations present us with a strong and dynamic platform for accessing well developed global markets for commercial use of our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product.

Currently, we are focusing our efforts on the development and commercialization of Ygiene ™ formulation for the markets of Healthcare and Life Sciences and Industrial Applications.  We’ve developed our Ogiene™ products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene™ formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.

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

Results of Operations

Comparison of Results of Operations for Fiscal Year Ended October 31, 2013 (“fiscal 2013”) and the Fiscal Year Ended October 31, 2012 (“fiscal 2012”).

Revenues:  During fiscal 2013 the Company generated revenues of $21,293 as compared to revenues of $4,588 for fiscal 2012. Our efforts have been focused on sales and marketing of our non-regulated Ogiene™ product line as well the sale of our Ygiene™ formulation in acute and long-term healthcare and industrial markets where pathogenic spores are present.  In December 2012 we initialized our commercialization strategy.

In calendar year 2013 we extended our commercialization strategy to sell our products into the healthcare and life sciences markets, and also into industrial markets.  Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle.  To date our marketing efforts have led to 125 trials of our products.  Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care.  These trials have led to the addition of 35 new customers of our products.

For calendar 2013 we also targeted industrial market segments of mold remediation and industrial odor control.  Within the industrial marketplace our products are trial tested as well prior to purchasing thereby lengthening the selling cycle in most cases.  We signed two independent selling groups to represent our products.  Collectively through the independent selling groups we have approximately 35 representatives throughout the United States marketing our products.  In addition, we established a relationship with an Ohio based distributor of medical products. .

Based on the progress as noted above, we are generally pleased with the market reception of our products.  Though the sales cycle has proved to be slower than originally planned for, management is generally encouraged by the current selling momentum and anticipates increases of new customers. We intend to expand our efforts to sell our products by offering them for sale through distribution.  Recently we announced our new relationship with Quip Laboratories, a leading sales distribution company of biosafety products in the laboratory and biomedical research segments. We have other such relationships under consideration, and plan to vigorously pursue others to add to selling capacity.

Operating Expenses:   Operating expenses were $3,072,783 for fiscal 2013 and $2,542,475 for fiscal 2012 for a 21% increase of $530,308.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Amortization and depreciation expense was $708,936 for fiscal 2013 and fiscal 2012.

Salaries expense for fiscal 2013 was $694,705, an increase of 46% over amounts for fiscal 2012, which were $476,817.  Overall compensation was higher in fiscal 2013 primarily reflecting the retention of internal sales assistance in 2013 to initialize the Company’s sales strategy, the addition of our Chief Executive Officer and accounting and finance support personnel.

Consulting fee expenses were $667,350 for fiscal 2013 as compared to $443,842 for fiscal 2012 for a 50% increase of $223,508.  The increase primarily reflects the addition of sales consultants in 2013 to begin the commercialization strategy that we launched in January 2013. The increase was materially offset by a reduction of costs due to a $200,000 consulting fee expense from Piccadilly Consultants in 2012 which it did not incur in 2013.  Piccadilly Consultants were not consultants of the Company in 2013.

Total legal and accounting expenses for fiscal 2013 were $380,891, an increase of $97,079 over amounts for fiscal 2012 which were $283,812, reflecting an increase in legal fees associated with the lawsuits with Pamani and Vinfluence.

Other Selling, General and Administrative Expenses for fiscal 2013 were $620,901, a decrease of $8,167 over amounts for fiscal 2012 which were $629,068.  The decrease reflects the Company’s ability to hold down these costs during fiscal 2013 while increasing other costs of the Company associated with commercializing the Company’s products and the costs of pursing the lawsuits with Vinfluence and Pamani.

Other Income and Expense for the fiscal 2013 was $124,606, an 89% increase of $58,578 over amounts for fiscal 2012 which were $66,028.  The increase is primarily due to an increase in interest expense of $148,129 reflecting additional convertible note borrowing in fiscal 2013, the amortization of debt discount of $481,290, the amortization of conversion feature of $47,094 offset by a $238,750 credit of consulting expense and $379,185 decrease in fair value of derivative liability. The credit of $238,750 provided was a reimbursement of bonus compensation paid to Dr. Andy Kielbania for the year ended October 2011.   In addition, for 2012 certain promissory notes which were settled by Vinfluence carried interest expense reductions which in turn led to reversals of previously recorded interest expense.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $3,190,789 for fiscal 2013. The discussion of operating expenses identifies the elements of the net loss.  For fiscal 2012 our net loss was $2,606,350.  We anticipate that we will experience a net loss in fiscal 2014 as we continue to pursue regulatory approvals for the sale and distribution of our products and development of access to global markets.

Analysis of Impairment

In conjunction with our 2013 audit, we performed our annual impairment testing during January 2014.  In this analysis, we determined that the current carrying value of our Intellectual Property was $9,249,498.

We computed the Intellectual Property value by using an undiscounted cash model. In our undiscounted cash flow analysis, we prepared a five year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2018. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline of prospects currently known to the Company, and those which the Company believes will be generated through current and future relationships with distributors, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. We then multiplied our cash flows by a marginal federal and state tax rate of 40% to derive our after-tax yearly cash flows.  The range of Intellectual Property values we derived using the above amounted to $40,838,471, which exceeds the carrying value of our Intellectual Property of $9,249,498.

Liquidity and Capital Resources

We had $702 of cash at October 31, 2013.  Cash used by operations for fiscal 2013 was $711,473. The principal use of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with being a public company and daily operations of the business, including rent and travel and laboratory costs.

In fiscal 2013, we raised $25,000 of cash from the issuance of our capital stock to fund operations. We received $686,500 from the issuance of convertible debentures.

In fiscal 2012, we raised $1,000,000 of cash from the issuance of our capital stock to fund operations. We received $356,500 from the issuance of convertible debentures.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. We have been able to use proceeds from the sale of our shares of common stock and the issuance of debt to fund a substantial balance of our operating costs. On December 12, 2012 we issued a convertible promissory note to JMJ financial in the amount of $250,000 of which we received draw payments of $160,000, and we made repayments of $90,000. We expect to receive similar draw payments from JMJ under the note at various intervals during the calendar year 2014. Recently we have issued promissory notes in the favor of GEL for $167,920.

The Company believes that we will be able to generate significant sales by the fourth quarter of 2014 providing for sufficient cash flows to supplement our equity financing.  If we are able to execute our plan, the Company can begin to accumulate cash reserves.  There is no assurance based on our current plans, however that our funds will be sufficient to meet our anticipated needs through our fiscal year 2014, and we may need to raise additional capital during fiscal 2014 to fund the full costs associated with our growth and development. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The tax years ending 2007, 2008, 2009, 2010, 2011, 2012 and 2013 are still open for review by the various tax jurisdictions. The state jurisdiction the Company is required to file in is New Jersey. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at October 31, 2013
Quoted prices in
		active markets for	Significant	Significant
		unobservable	other	observable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$129,425			$129,425

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	October 31,	October 31,
	2013	2012
Beginning Balance	$--	$--
Aggregate fair value of derivative issued	337,221	--
Issuance date charge for difference between fair value and note proceeds	171,389	-
Change in fair value of derivative included in results of operations	(379,185)	--
Ending Balance	$129,425	$--

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

We have audited the accompanying consolidated balance sheets of BioNeutral Group, Inc. and Subsidiaries (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioNeutral Group, Inc. and subsidiaries as of October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has recurring losses, had a working capital deficiency of approximately $2.8 million and an accumulated deficit of approximately $58 million as of October 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters is described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum, LLP

New York, NY
February 13, 2014

BIONEUTRAL GROUP, INC
CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31, 2013	October 31, 2012
Current Assets
Cash	$702	$676
Accounts Receivable - Net	9,911	657
Inventory	14,493	3,342
Total Current Assets	25,106	4,675

Property and Equipment - Net	357	569
Intellectual Property - Net	9,249,498	9,958,222
Other Assets	2,500	14,496

TOTAL ASSETS	$9,277,461	$9,977,962

LIABILITIES AND STOCKOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expense	$1,087,876	$975,479
Current portion of Convertible Notes Payable, net of $91,167 discount	267,716	-
Current Portion of Convertible Loans from Stockholders	75,000	416,695
Accrued Compensation	978,851	167,668
Related Party Payables	57,508	70,199
Derivative Liability	129,425	-
Current Liabilities	2,596,376	1,630,041

Long Term Liabilities
Convertible Loans From Stockholders – net of current portion	1,462,291	788,370
Total Long Term Liabilities	1,462,291	788,370

TOTAL LIABILITIES	4,058,667	2,418,411

Commitments and Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with 684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 issued and outstanding at October 31, 2013 and 2012, respectively.
Liquidation Preference $534,910 at October 31, 2013 and 2012, respectively.	54	54
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 56,081 issued and outstanding at October 31, 2013 and 2012, respectively.
Liquidation Preference $560,810 at October 31, 2013 and 2012, respectively.	56	56
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 128,251 and 136,051 issued and outstanding at October 31, 2013 and 2012, respectively.
Liquidation Preference $1,282,510 and $1,360,510 at October 31, 2013 and 2012, respectively.	128	136
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and outstanding at October 31, 2013 and 2012, respectively.
Liquidation Preference $0 at October 31, 2013 and 2012, respectively	-	-
Convertible Preferred Stock, Series F, $.001 par value; 51 shares authorized, 51 and 0 issued and outstanding at October 31, 2013 and 2012, respectively.	-	-
Common Stock, $.00001 Par Value; 1,000,000,000 shares authorized, 252,034,393 and 125,356,184 issued and outstanding at October 31, 2013 and October 31, 2012, respectively.	2,520	1,253
Additional Paid-in Capital	63,402,660	63,990,912
Due from Vinfluence	(136,848)	(1,526,673)
Shares issued to Board of Directors	-	(47,200)
Accumulated Deficit	(57,889,075)	(54,967,589)
Total BioNeutral Group, Inc. Stockholders’ Equity	5,379,495	7,450,949

Non controlling Interest	(160,760)	108,543
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,484 and 59,484 shares issued and outstanding at October 31, 2013 and October 31, 2012, respectively.
Liquidation Preference $1,072,361 at October 31, 2013 and 2012, respectively, included in Non controlling interest	59	59
Total Non controlling Interest	(160,701)	108,602

Total Equity	5,218,794	7,559,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,277,461	$9,977,962

See Notes to Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended October 31,
	2013	2012

Revenues	$21,293	$4,588

Cost of Revenues	14,693	2,435

Gross Profit	6,600	2,153

Operating Expenses
Depreciation and Amortization	708,936	708,936
Salaries and Wages	694,705	476,817
Consulting Expenses	667,350	443,842
Legal and Accounting Expenses	380,891	283,812
Other Selling, General and Administrative Expenses	620,901	629,068
Total Operating Expenses	3,072,783	2,542,475

Loss from Operations	(3,066,183)	(2,540,322)

Other Income (Expense)
Interest Expense	(214,157)	(66,028)
Consulting Fee Reimbursement – Vinfluence Settlement	238,750	-
Amortization of debt discount	(528,384)	-
Change in Fair Value of Derivative Liability	379,185	-
Total Other Expense	(124,606)	(66,028)

Net Loss Before Provision for Income Taxes	(3,190,789)	(2,606,350)

Provision for Income Taxes	-	-

Net Loss	(3,190,789)	(2,606,350)

Loss Attributable to Non-controlling Interest	269,303	219,981

Net Loss Attributable to BioNeutral Group, Inc.	$(2,921,486)	$(2,386,369)

Net Loss Per Common Share - Basic and Diluted	$(.02)	$(.02)

Weighted Average Number of Common Shares outstanding
Basic and Diluted	147,848,505	113,401,418

See Notes to Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Due from	Shares Issued to Board of	Retained Earnings	BioNeutral Group, Inc. Stockholders'	Non-Controlling	Preferred	Preferred	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Vinfluence	Directors	(Deficit)	Equity	Interest	Shares	Amount	Equity
Balance, October 31, 2011	-	-	79,579,092	$795	$57,958,512	-	-	$(52,581,220)	$5,378,087	$328,524	59,484	$59	$5,706,670
Issuance of shares for professional services			3,530,000	35	282,965				283,000				283,000
Issuance of shares for accrued compensation			2,500,000	25	199,975				200,000				200,000
Preferred share issuances	544,520	$545			5,444,659				5,445,204				5,445,204
Preferred share conversions	(298,897)	(299)	37,362,125	374	(75)				-				-
Due from Vinfluence						$(1,526,673)			(1,526,673)				(1,526,673)
Promissory note conversions			2,384,967	24	104,876				104,900				104,900
Shares issued to board members							$(47,200)		(47,200)				(47,200)
Net loss								(2,386,369)	(2,386,369)	(219,981)			(2,606,350)
Balance, October 31, 2012	245,623	246	125,356,184	1,253	63,990,912	(1,526,673)	(47,200)	(54,967,589)	7,450,949	108,543	59,484	59	7,559,551

Issuance of shares to consultants			5,520,546	55	228,524		47,200		275,779				275,779
Issuance of shares to board members			485,342	5	31,295				31,300				31,300
Issuance of shares to employees			3,539,971	35	263,370				263,405				263,405
Issuance of Series F Preferred Stock	51								-				-
Preferred share conversions	(7,800)	(8)	260,000	3	5	57,826			57,826				57,826
Due from Vinfluence					(1,570,749)	1,331,999			(238,750)				(238,750)
Promissory note conversions			116,872,350	1,169	323,362				324,531				324,531
Cash paid for shares not yet issued			-	-	25,000				25,000				25,000
Beneficial conversion feature of convertible notes					110,941				110,941				110,941
Net loss								(2,921,486)	(2,921,486)	(269,303)			(3,190,789)
Balance, October 31, 2013	237,874	$238	252,034,393	$2,520	$63,402,660	$(136,848)	$-	$(57,889,075)	$5,379,495	$(160,760)	59,484	$59	$5,218,794

See Notes to Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended October 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,190,789)	$(2,606,350)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock based compensation	293,841	5,431
Depreciation and Amortization	708,936	708,936
Issuance of Stock related to Professional Services	286,643	235,800
Interest and penalties Added to promissory notes	224,740	73,724
Changes in FV of derivative liabilities	(379,185)	-
Amortization of debt discount	528,384	-
Settlement of Consulting Expense – Vinfluence Settlement	(238,750)	-
Changes in Operating Assets and Liabilities
Accounts receivable	(9,254)	(312)
Inventory	(11,151)	1,076
Other Assets	11,996	(11,996)
Accounts Payable and Accrued Expenses	1,075,806	242,028
Related Party Payables	(12,691)	(7,376)

NET CASH USED IN OPERATING ACTIVITIES	(711,474)	(1,359,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds From Issuance of Preferred and Common Stock	25,000	1,000,000
Proceeds from Convertible Promissory Notes	686,500	356,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	711,500	1,356,500

NET INCREASE (DECREASE) IN CASH	26	(2,539)

CASH, BEGINNING OF YEAR	676	3,215

CASH, END OF YEAR	$702	$676

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of Promissory Note	$-	$1,288,592
Non-cash settlements of Accounts Payable and Accrued Expenses	$(152,226)	$1,629,938
Non-cash Intellectual Property Cost (Accrual Reversal) Additions	$-	$(32,500)
Non-cash conversion of promissory note to common stock	$(314,531)	$(104,900)
Aggregate value of derivative liabilities	$(508,610)	$-
Beneficial conversion option	$(110,941)	$-
Shares issued to Board of Directors	$-	$47,200
Non-cash settlement with Vinfluence	$1,389,825	$1,526,673

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

Approximately 8% of BioLabs shareholders at October 31, 2013 and 2012, have not participated in the exchange of their shares of common stock of BioLabs for shares of common stock of Moonshine, which was originally 14% of BioLabs shareholders. Those shareholders are recognized as a Non-Controlling interest in the Company’s consolidated financial statements in accordance with FASB ACS 805-40-25-2. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs shares represent ownership of only that legal entity.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $44,672 at October 31, 2013, and 2012, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of October 31, 2012, the Company did not exceed the federally insured limits. Management believes that the financial institution that holds our deposits is financially sound and therefore poses minimal credit risk. At October 31, 2013 and 2012, the Company did not hold any cash equivalents.

Inventory

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  In the normal course of business, when a customer places an order, the Company will place an order for manufacturing with its contract manufacturer.  Inventory consists of finished goods and raw materials, both of which are immaterial and warehoused at our contract manufacturer.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Furniture and Fixture	7 years
Computer hardware	3 years

Ordinary maintenance and repair expenses are charged to operations when incurred.

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles generally accepted in The United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, share based payment arrangements, imbedded conversion feature, deferred taxes and related valuation allowances and assumptions used in impairment analysis. Certain of our estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Advertising expenses

The Company expenses all advertising costs as incurred.   Advertising expense was immaterial for the years ended October 31, 2013 and 2012, respectively.

Research and Development

In accordance with ASC Topic 730 research and development costs are expensed as incurred.  Research and development expenses consist of purchased technology (including but not limited to intellectual property), purchased research and development rights and outside services for research and development activities associated with product development.  Research and Development expense were $213,423 and $237,031 for the years ended October 31, 2013 and 2012, respectively.

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

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will classify as income tax expense any interest and penalties. The tax years ending 2007, 2008, 2009, 2010, 2011, 2012 and 2013 are still open for review by the various tax jurisdictions since none of the tax returns have been filed. The state jurisdiction the Company is required to file in is New Jersey, and the tax years ending 2007, 2008, 2009, 2010, 2011, 2012 and 2013 are still open for review. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at October 31, 2013
Quoted prices in
		active markets for	Significant	Significant
		unobservable	other	observable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$129,425			$129,425

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	October 31,	October 31,
	2013	2012

Beginning Balance	$--	$--
Aggregate fair value of derivative issued	337,221	--
Issuance date charge for difference between fair value and note proceeds	171,389	--
Change in fair value of derivative included in results of operations	(379,185)	--
Ending Balance	$129,425	$--

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate net income or loss per share. Basic income or loss per share is computed by dividing the income or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted income or loss per share is computed similar to basic income or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a net loss for the years ended October 31, 2013 and 2012 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share, since they would be aniti-dilutive.

The following table outlines the common stock equivalents outstanding as of October 31, 2013 and October 31, 2012.

	10/31/2013	10/31/2012
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	6,686,375
Convertible Series C Preferred Stock	7,010,125	7,010,125
Convertible Series D Preferred Stock	16,031,375	17,006,375
Stock Options	170,399,844	6,142,809
Convertible Loans	1,574,942,304	13,347,354
	1,775,664,953	50,787,968

The Convertible Series A Preferred shares are currently held by the Non-Controlling interests until such time as they are converted into the Company’s common shares.  At October 31, 2013 the Company did not possess an adequate amount of authorized common stock to supply common stock for all of the convertible instruments.

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).  U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

At October 31, 2013, the Company had negative working capital of $2,571,270. For the year ended October 31, 2013 the Company incurred an operating loss of $3,190,789 and since inception has an accumulated a deficit of $57,889,075.

The Company had $702 of cash at October 31, 2013.  Cash used by operations for fiscal 2013 was $711,473. The principal uses of funds were for consulting services supporting the development of our business plan, legal, and accounting fees in connection with being a public company and daily operations of the business, including rent and travel and laboratory costs.

In fiscal 2013, the Company raised $25,000 of cash from the issuance of our capital stock to fund operations and received $686,500 from the issuance of convertible debentures.

The Company is not currently generating significant revenues and relies on raising new capital to fund our ongoing operations and development of our strategic business objectives. We have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs. On December 12, 2012 we issued a convertible promissory note to JMJ financial in the amount of $250,000 of which we received draw payments of $160,000, and we made repayments of $90,000. We expect to receive similar draw payments from JMJ under the note at various intervals during the calendar year 2014. Recently we have issued promissory notes in the favor of GEL for $167,920.

Management believes that it will be able to generate significant sales by the fourth quarter of 2014 providing for sufficient cash flows to supplement our equity and debt financings. If we are able to execute our plan, the Company can begin to accumulate cash reserves. There is no assurance based on current plans, however that funds will be sufficient to meet anticipated needs through fiscal year 2014, and we may need to raise additional capital during fiscal 2014 to fund the full costs associated with growth and development. There can be no assurances that will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

Note 4 - Property & Equipment

Property and equipment consisted of the following:

	10/31/2013	10/31/2012
Computer Hardware	$4,233	$4,233
Furniture and Fixtures	1,494	1,494
	5,727	5,727
Less: Accumulated depreciation & amortization	(5,370)	(5,158)
	$357	$569

Depreciation expense incurred during the years ended October 31, 2013 and 2012 amounted to $212 and $212, respectively.

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

	10/31/2013	10/31/2012
Gross Carrying Amount	$15,256,688	$15,289,188
Accumulated Amortization	(6,007,190)	(5,298,466)
Net Carrying Amount	$9,249,498	$9,958,222

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the years ended October 31, 2013 and 2012 was $708,724 and $708,724, respectively.

Estimated amortization expense is as follows

10/31/2014	$708,724
10/31/2015	$708,724
10/31/2016	$708,724
10/31/2017	$708,724
10/31/2018	$708,724

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

Note 6 - Related Party Payables

The Company recorded interest on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.  For the years ended October 31, 2013 and 2012, the Company recorded interest of $2,072 and $2,072, respectively related to these notes.

Note 7 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares, except those listed below, issued during fiscal years 2013 and 2012 were fully vested upon grant of the shares or no later than the respective year end dates.

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

During the year ended October, 31, 2013, the Company issued 3,539,971 of its S-8 registered common stock to employees for compensation and out of pocket expenses of $215,342 for the year ended October 31, 2013.  The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

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

The Company issued 500,000 shares each, respectively, to Frank Battafarano and Ronald Del Mauro on November 21, 2011 pursuant to their agreements to participate as members of the Company’s board of directors.  The shares for services were valued at $.08 per share reflective of the value for the Company’s common stock established by the Vinfluence transactions for an initial total cost to the Company of $80,000.  Subsequently, Mr.Battafarano and Mr. Del Mauro resigned prior to the end of their terms, and on April 8, 2013, the Company canceled the original certificates and reissued the shares in amounts of 160,000 and 200,000, respectively, which resulted in a reduction of the total cost of these agreements of $47,200 for the year ended October 31, 2012.

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

Note 8 - Stockholders’ Equity (and Non-Controlling Interest)

Common Stock

On August 23, 2013, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from two hundred million (200,000,000) to one billion (1,000,000,000) shares with the Secretary of State of Nevada.  At a meeting held on July 10, 2013, the Board authorized management to increase the number of shares authorized to one billion shares.  The additional eight hundred million (800,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock.  We mailed the Notice of Stockholder Action by Written Consent to the Stockholders on or about September 4, 2013.  We filed the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada which became effective on September 30, 2013.

As of October 31, 2013, the Company has 447,200,000 shares of its authorized common stock on reserve to satisfy outstanding convertible promissory notes to Asher Enterprises and JMJ Financial.

On May 13, 2013, the Company issued 260,000 shares of its restricted common stock to a law firm, for settlement of legal fees of $7,800.  The shares were valued and issued at $.03 per share based on the prevailing quotation prices for the Company's stock.

During the year ended October 31, 2013, the Company issued 5,338,728 shares of its S-8 registered common stock to sales consultants for their fees of $268,603 for the year ended October 31, 2013.  The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

During the year ended October 31, 2013, the Company issued 181,818 shares of its S-8 registered common stock to a consultant for accounting services fees of $8,040. The shares were valued and issued based on the preceding ten (10) day average of the prevailing quotation prices for the Company's stock.

During the year ended October 31, 2013, the Company issued 68,180,042 shares of common stock to Asher for settlement of the gross proceeds of $261,490 which includes accrued interest of $13,280 at an annual interest rate of 8% and $$21,250 of penalty interest for late filing of the Company’s Form 10-Q for the Three Months Ended April 30, 2013.

On October 14, 2013, the Company issued 7,692,308 shares of its common stock to Southridge Partners II LLP for the settlement of $10,000 of fees associated with the Equity Purchase Agreement.  The shares were valued at $.0013 per share representing the approximate trading price of the Company’s common stock at the time of issuance.

On September 12, 2013, the Company entered into a stock purchase agreement with Randy McNeil (the “McNeil SPA”).  Pursuant to the McNeil SPA, the Company received $5,000 in proceeds in exchange for 1,000,000 shares to be issued of the Company’s restricted common stock. The purchase price per share of the common stock is $.005 which is equal to the closing trading price of the Company’s common stock on September 10, 2013.  The 1,000,000 shares of restricted stock were issued on November 21, 2013.

On August 16, 2013, the Company entered into a stock purchase agreement with Bernie Casamento (the “Casamento SPA”).  Pursuant to the Casamento SPA, the Company received $10,000 in proceeds in exchange for 1,466,276 shares to be issued of the Company’s restricted common stock.   The purchase price per share of the common stock is $.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.  The 1,466,276 shares of restricted stock were issued on November 21, 2013.

On August 16, 2013, the Company entered into a stock purchase agreement with Bob Rutherford (the “Rutherford SPA”).  Pursuant to the Rutherford SPA, the Company received $10,000 in proceeds in exchange for 1,466,276 shares to be issued of the Company’s restricted common stock.   The purchase price per share of the common stock is $.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013. The 1,466,276 shares of restricted stock were issued on November 21, 2013.

During the year ended October 31, 2013, the Company issued 41,000,000 shares of its common stock to JMJ Financial for conversion of principal and unpaid interest of $53,041.

Preferred Stock

On August 15, 2013 the Company entered into a Series F preferred stock agreement (the “Agreement”) with the Company’s President and Chief Executive Officer, Mark Lowenthal (the “Series F Holder”), pursuant to which the Series F Holder was issued all of the fifty one (51) authorized shares of Series F Preferred Stock, with a stated value of $0.001 per share (the “Series F Preferred Stock”). The Series F Holder was issued fifty-one (51) shares of Series F Preferred Stock as partial consideration for past and future services rendered.  The Series F Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation filed by the Corporation with the Nevada Department of State on August 19, 2013.  The Series F Preferred Stock has no rights to dividends, no liquidation rights and is not convertible into common stock of the Company.  Each one (1) share of the Series F Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. The Series F Preferred Stock effectively gives Mr. Lowenthal the ability to control the outcome of any matters submitted to the Company’s shareholders.

On October 31, 2011, the Board of Directors of the Company approved the designation of the following Series of Preferred Stock:

1
Two hundred thirteen thousand five hundred (213,500) shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into 125 shares of the Company's common stock.  The basis for the shares is $.08 per share based on the conversion formula of 125 shares of common stock per share of Series B Preferred Stock with a stated value of $10.00 per share.

2
One hundred thousand (100,000) shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 125 shares of the Company's common stock.  The basis for the shares is $.08 per share based on the conversion formula of 125 shares of common stock per share of Series B Preferred Stock with a stated value of $10.00 per share.

3
Two hundred thirty one thousand one hundred (231,100) shares of Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into 125 shares of the Company's common stock.  The basis for the shares is $.08 per share based on the conversion formula of 125 shares of common stock per share of Series B Preferred Stock with a stated value of $10.00 per share.

4
One hundred forty thousand (140,000) shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into the Company's common stock at a conversion price equal to seventy five percent (75%) of the average closing bid price of the Company's common stock, based on the prior 10-day closing price, subject to a floor of $0.08 per share.

In November 2011, the Company initiated a plan to restructure most aspects of management and operations.  Pursuant to the plan, the Company retained new management and board of director’s representatives with experience in acute care hospitals, long-term health care and consumer oriented hygiene products.  In addition, on November 2, 2011 the Company entered into definitive financing and strategic distribution agreements with Vinfluence Pty Ltd ("Vinfluence"), New South Wales, Australia.  The agreements provide for the assumption of, and indemnification for, $2,374,932 of accounts payable and accrued compensation and the assumption of, and indemnification for, $2,070,271 of convertible loans and $2,400,000 of equity capital.  In exchange for cash and future royalties, the Company has also signed a 10-year licensing and distribution agreement with Vinfluence for exclusive manufacturing and distribution in Asia and non-exclusive manufacturing and distribution rights in Europe and sales to the US Military.

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

On April 12, 2013, the Company entered into a Settlement Agreement, Global Release Cancellation of Preferred Stock Purchase Agreement, Preferred Stock Drawdown Agreement, The Agreement to Assign and Settle Notes and Agreement to License Invention by and between the Company and Vinfluence Pty Ltd (the "Global Agreement"). The Global Agreement settles the claims of each of the Company and Vinfluence which had been the subject of litigation. The Agreement also terminates the Preferred Stock Purchase Agreement, the Preferred Stock Drawdown Agreement, the Agreement to Assign and Settle Debt, the Agreement to Assign and Settle Notes Agreement and the Vinfluence License Agreement (collectively, the "Vinfluence Agreements"). As a result of the Global Agreement, the Company will cancel an aggregate of 178,042 shares of Series B and Series D Preferred Stock that had been issued to Vinfluence. The only Series B and Series D Preferred Stock that remains outstanding (an aggregate of 67,581 shares) represents debt or notes that were actually settled by Vinfluence. Each share of Preferred Stock cancelled was convertible into 125 shares of the Company's common stock thus the cancellation of the Vinfluence Agreements results in significantly less dilution than if the Preferred Stock had been converted. As part of the Global Agreement, the Company will issue Vinfluence an aggregate of 2,000,000 shares of Common Stock. Further, pursuant the Global Agreement, $136,848 of debt remains to be settled and released associated with the Series D Preferred Stock.  As of October 31, 2013 the preferred shares have not been cancelled or common shares issued.

Included in stockholder’s equity is Series A Preferred Stock that is convertible into common stock of BioLabs at a rate of 10 shares of common stock for each share of preferred stock.

BioLabs is authorized to issue 5,000,000 shares of preferred stock, $0.001 par value, of which 800,000 shares are designated as Convertible Series A Preferred Stock.  The BioLabs’ Certificate of Incorporation authorizes the Board of Directors to determine the preferences, limitations and relative rights of any class or series of preferred stock prior to issuance.  Each such class or series must be given distinguishable designated rights prior to issuance. As of October 31, 2013 and 2012, 59,484 shares of the Company’s Series A Preferred Stock were issued and outstanding, respectively.

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

7.	Par value of $0.001.

Convertible Series B,C,D Preferred Stock:

1.	Authorized shares of 213,491, 100,000 and 231,029 of Series B, C and D, respectively.
2.	Non voting.
3.	Each share of Convertible Series B, C, D Preferred Stock is convertible into 125 shares of common stock of BioNeutral Group, Inc.
4.	Liquidation preference equal to 250% of the stated value of $10.00 of the shares.
5.	No dividends are issuable.
7.	Par value of $0.001.

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

During the years ended October 31, 2013 and 2012, no holders of our preferred shares exchanged Series A Preferred shares into shares of common stock.

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

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	(241,693)
Non-Controlling Interest at October 31, 2011	328,583
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2012	(219,981)
Non-Controlling Interest at October 31, 2012	108,602
Non-Controlling interest Share of Net Loss for the nine months ended October 31, 2013	(269,303)
Non-Controlling Interest at October 31, 2013	$(160,701)

The Series A Preferred Stock is recognized in the Non-Controlling Interest. If the 59,484 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of October 31, 2013 and 2012.

Note 9 - Taxes

The Company did not file federal tax returns for the fiscal years ended December 31, 2007, the ten months ended October 31, 2008 and the fiscal years ended October 31, 2009, 2010, 2011, 2012 and 2013. These returns are not expected to report any tax due. The Company has its primary operations in the State of New Jersey and is required to file New Jersey corporate income tax returns. The Company has not filed any New Jersey State tax returns. Since the Company would have incurred tax losses for each of the years for which returns have not been filed, it anticipates that only minimal taxes could be due, including any interest and penalties that might be assessed.

The Company is not in discussions with any tax authorities whereby any settlements over past due taxes are in progress.

The income tax provision (benefit) consists of the following:

	October 31, 2013	October 31, 2012
Federal
Current	$-	$-
Deferred	(2,431,832)	1,961,982
State and Local
Current	-	-
Deferred	(424,855)	342,770
Change in valuation allowance	2,856,688	(2,304,752)
Income tax provision (benefit)	$-	$-

The following is a reconciliation of the expected tax expense (benefit) on the U.S. federal statutory rate to the actual tax expense (benefit) reflected in the statement of operations:

	Years Ended
	October 31, 2013	October 31, 2012
U.S. federal statutory rate	(34%)	(34%)
State income tax, net of federal benefit	(5.9)	(5.9)
Change in valuation allowance	89.5	(88.4)
Intellectual property deferred tax adjustment	(57.8)	128.2
Stock-based compensation deferred tax adjustment	6.3	-
Discount on convertible debt	5.2	-
Other permanent items	(3.3)	.1
Income Tax provision (benefit)	0%	0%

As of October 31, 2013 and 2012, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	Years Ended
	October 31, 2013	October 31, 2012
Deferred Tax Assets
Net operating loss carryovers	$16,652,999	$15,756,864
Intangible asset amortization	2,454,372	705,402
Allowance for doubtful accounts	-	17,842
Accrued compensation	390,954	68,564
Interest on convertible debt	211,004	125,470
Stock-based compensation	22,120	200,619
Change in fair value of derivative liability	15,280	-
Total deferred tax assets	19,746,729	16,874,761
Valuation allowance	(19,731,449)	(16,874,761)
Deferred tax assets, net of valuation allowance	$15,280	$-

	Years Ended
Deferred Tax Liabilities	October 31, 2013	October 31, 2012
Discount on convertible debt	$(15,280)	$-
Total deferred tax liabilities	15,280	-
Net deferred tax asset (liability)	$-	$-

For the years ended October 31, 2013 and October 31, 2012, the Company had approximately $41.7 million and $39.5 million in U.S. federal and state net operating loss carryovers (“NOLs”), respectively, which begin to expire 20 years from the original due date the tax returns are filed.  The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than fifty percent change in ownership as determined under the regulations.  The Company has performed a preliminary review and has determined that the NOLs are not currently subject to limitation.  The Company has not filed any of its federal or state tax returns and the net operating loss carryovers will not be available to offset future taxable income, if any, until the tax returns are filed.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets for each period because it is more likely than not that all of the deferred tax assets will not be realized.  The change in valuation allowance for the years ended October 31, 2013 and 2012 is $2,856,688 and $2,304,752, respectively.

Note 10 - Related Party Transactions

Related Party Events for Fiscal Year Ended October 31, 2013

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

On December 6, 2012, the Company entered issued a new promissory note (the “Francis Note”) to Michael D. Francis (“Francis”), the Company’s principal stockholder in the amount of $409,252. The Francis Note includes all amounts previously owed and due to Mr. Francis. The Francis Note also includes $185,000 of new funding provided by Mr. Francis. The Francis Note is due on May 6, 2014. The Francis Note bears interest at 18% per annum. Mr. Francis has the right to convert the principal and interest into the Company’s common stock at $.055 per share which is equal to 75% of the closing price of the Company’s common stock or the 10 preceding days prior to December 6, 2012.

During the years ended October 31, 2013 and 2012, $56,090 and $4,499 of accrued interest was added to the principal amount of the Francis Note.

Note 11 – Notes Payable

On October 15, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on October 23, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 51% multiplied by the market price (as defined in the Note). The Note matures on July 17, 2014. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

On May 2, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on May 13, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 51% multiplied by the market price (as defined in the Note). The Note matures on February 6, 2014. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  Subsequent to October 31, 2013, the note was converted into 194,566,197 shares of the Company’s common stock.

On February 25, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $42,500 (the “Note”). The Purchase Agreement became effective on March 18, 2013 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on November 27, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  The note was converted into 50,725,355 shares of the Company’s common stock in tranche’s during 2013.

On October 31, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher for the sale and issuance of an 8% convertible promissory note in the principal amount of $53,000 (the “Note”). The Purchase Agreement became effective on November 2, 2012 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 58% multiplied by the market price (as defined in the Note). The Note matures on August 2, 2013. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.  The note was converted to 11,832,072 shares of the Company’s common stock in tranche’s during 2013.

The Company issued an unsecured promissory note to Asher Enterprises, Inc. (“Asher”, the “Holder”) on September 20, 2012 which resulted in gross proceeds to the Company of $53,000.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash on June 24, 2013, and is reported in the Company’s balance sheet as Notes Payable – Short Term. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issue Dates and ending on the Maturity Dates the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The note was converted into 2,667,895 shares of the Company’s common stock in tranche’s during 2013.

The Company issued a convertible promissory note to Asher on July 11, 2012 which issuance resulted in gross proceeds to the Company of $83,500.  The note bears an 8% annual interest rate, is due and payable with unpaid interest in cash in April 13, 2013, and is reported in the Company’s balance sheet as Current Portion of Notes Payable. The Holder may convert from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the issue date and ending on the maturity date the unpaid principal amount and interest into shares of the Company’s common stock equal to the Conversion Price which is the product obtained by multiplying 65% by the Market Price (as defined in the notes) and then dividing the then outstanding principal amount of the note by the Conversion Price as of the date of such conversion.  The note was converted into 2,954,720 shares of the Company’s common stock in tranche’s during 2013.

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”), of which $135,000 has been received through the date of this report. The maturity date is one year from the date of each payment. JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible.  During the year ended October 31, 2013 the Company received six notices of conversion from JMJ, and pursuant to those notices issued 41,000,000 shares of common stock to settle loan proceeds in the collective amount of $53,041.  At October 31, 2013 the JMJ aggregate loan balance was $111,959 including accrued interest of $30,000.

On June 1, 2013, the Company entered into a Note Satisfaction and Exchange Agreement with Herb Kozlov, a shareholder of the Company, for the satisfaction of a promissory note issued by the Company on December 6, 2010 in exchange for cash proceeds of $50,000.  Pursuant to the Note Satisfaction and Exchange Agreement, the Company planned to issue 2,500,000 shares of its restricted common stock to Mr. Kozlov as satisfaction of the principal amount of the note of $50,000 plus accrued and unpaid interest of $10,750 for a total of $60,750.  Subsequently the Company was unable to issue the shares of restricted common stock due to Mr. Kozlov due to the fact that the Company no longer possessed enough shares authorized with the State of Nevada with which to issue Mr. Kozlov’s shares. On August 23, 2013, Mr. Kozlov terminated the Note Satisfaction and Exchange Agreement for lack of performance on the part of the Company for failure to issue the shares within the time period prescribed under the Note Statisfaction and Exchange Agreement.  Mr. Kozlov and the Company agreed to have the note remain as currently payable on the books of the Company with interest to be accrued to date, and also agreed to restructure the Note Satisfaction and Exchange Agreement when the Company possesses the requisite number of shares authorized with the State of Nevada with which to issue the shares due to Mr. Kozlov.  Subsequently on November 11, 2013, the Company issued a Promissory Note to Herb Kozlov(the “Kozlov Note”), for the satisfaction of a promissory note issued by the Company on December 6, 2010.  Pursuant to the Kozlov Note, the Company promises to pay $75,000.00 plus any accrued and unpaid interest on June 1, 2014.  In addition, due to the failure by the Company to issue the shares pursuant to the Note Satisfaction and Exchange Agreement, the Company added liquidated damages to the Kozlov note in the amount of 25% of the outstanding accrued principal and interest balance of the December 6, 2010 promissory note, calculated as of May 31, 2013.  Interest will accrue at the rate of fourteen (14%) per annum.  Mr. Kozlov will have the right to receive payment of the Kozlov Note in shares of common stock of the Company at the lower of $.03 per share, or the closing price of such shares on the day proceeding the date when the notice of full or partial conversion is tendered.

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

On July 1, 2013 (the “Inception Date”), the Company entered into a promissory note modification agreement (the “Francis Modification”) with Michael D. Francis.  The Francis Modification includes all amounts previously owed and due to Mr. Francis pursuant to the promissory note dated December 6, 2012 issued by the Company to Mr. Francis (the “December Note”) plus accrued and unpaid interest of $17,367 through June 30, 2013 for a total due and outstanding under the December Note of $426,619 (the “December 2012 Note Balance”).  Since the execution of the December Note, Mr. Francis has made several additional cash advances to the Company during the calendar year 2013 up through and including July 31, 2013 totaling $131,000 (the “2013 Advances”).   The Company has agreed to accrue unpaid interest at the rate of eighteen percent (18%) per annum on through June 30, 2013 on the 2013 Advances (the “Interest On 2013 Advances”). The sum of the 2013 Advances and Interest On 2013 Advances is $134,298 (the “2013 Advances Balance Due”). The sum of the December 2012 Note Balance and the 2013 Advances balance due is $560,918. In consideration for reduction of the interest rate to be accrued on the unpaid principal balance from eighteen (18%) to eight percent (8%) and the extension of the promissory note maturity date to July 1, 2015, the Company agreed to revise the conversion price from $.055 per share of the Company’s common stock to $.005 per share which is equal to the average closing trading price of the Company’s common stock for the 5 preceding days of the Inception Date, and to grant Mr. Francis a security interest in the Company’s assets.  At October 31, 2013 the aggregate loan balance was $610,851 including accrued interest of $58,651.

On July 16, 2013, the Company issued a convertible promissory note (the “Casserly Note”) to James Casserly in the amount of $25,000. The Casserly Note is due on July 15, 2014, and bears interest at 18% per annum. Mr. Casserly has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of July 15, 2014.  The balance outstanding at October 31, 2013 was $26,238 including accrued interest of $1,238.

On January 31, 2013, the Company issued a convertible promissory note to Ray Dunning in the amount of $23,600, due on February 28, 2013 bearing interest at 8% per annum. Mr. Dunning has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.08 the average closing price of the Company’s common stock for the 10 preceding days of January 31, 2013.  As of October 31, 2013 the promissory note was in default which was waived by Mr. Dunning, and subsequently on January 14, 2014, Mr. Dunning assigned his promissory note to GEL Properties, LLC (“GEL”).

On February 28, 2013, the Company issued a convertible promissory note to Ray Dunning in the amount of $23,600, due on March 31, 2013 bearing interest at 8% per annum. Mr. Dunning has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.0001, a price agreed to between the Company and Mr. Dunning.  As of October 31, 2013 the promissory note was in default which was waived by Mr. Dunning, and subsequently on January 14, 2014, Mr. Dunning assigned his promissory note to GEL.

On March 29, 2013, the Company issued a convertible promissory note to Ray Dunning in the amount of $23,600, due on April 30, 2013 bearing interest at 8% per annum. Mr. Dunning has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.0001, a price agreed to between the Company and Mr. Dunning.  As of October 31, 2013 the promissory note was in default which was waived by Mr. Dunning, and subsequently on December 18, 2013, Mr. Dunning assigned his promissory note to GEL.

On April 30, 2013, the Company issued a convertible promissory note to Ray Dunning in the amount of $23,600, due on May 31, 2013 bearing interest at 8% per annum. Mr. Dunning has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.03, a price agreed to between the Company and Mr. Dunning.  As of October 31, 2013 the promissory note was in default which was waived by Mr. Dunning, and subsequently on January 8, 2014, Mr. Dunning assigned his promissory note to GEL.

At October 31, 2013, the aggregate Ray Dunning Loan balance was $97,079 including accrued interest of $2,679.

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

During fiscal years ended October 31, 2010 and 2011 the Company entered into several convertible note agreements with Capara Investments (“Capara”).  These notes mature 5 years from the date of issuance and bear interest at 8% per annum.  Upon consummation of a qualified financing, the convertible notes shall automatically be exchanged for, at the sole discretion of the issuer, into securities on the same terms and conditions on those received by investors in such qualified financing of exchanged for a number of shares at an exchange price which equals the lower of $0.69 and the fair market value of the stock on the exchange date.

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

The Company evaluated the conversion option embedded in its Convertible notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Accordingly, the embedded conversion option in the Convertible notes are classified as derivative liabilities at the conversion dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method which the Company believes approximate the results obtained using the Binomial Lattice model. The gross proceeds from the issuance of the Convertible notes were recorded net of a discount of $337,221 related to the derivative liability. The debt discount will be charged to amortization of debt discount ratably over the term of the Convertible notes utilizing the interest method. Additionally, the Company recorded a discount in the amount of $206,248 in connection with the initial valuation of the beneficial conversion feature of a Convertible note to be amortized utilizing the interest method of accretion over the expected term of the note. The Company recorded an aggregate amortization of the debt discount in the amount of $481,290 for the year ended October 31, 2013.  The remaining unamortized discount was $91,167 at October 31, 2013.  The change in derivative liability was $379,185 during the year ended October 31, 2013 and is recorded in the statement of operations.

Note 13 – Commitments & Contingencies

Operating Leases

The Company renewed its annual lease agreement for its office and laboratory space in Newark, New Jersey.  The lease term was for the twelve months September 1, 2013 to August 31, 2014.  The monthly rent is $3,019 per month.  On December 1, 2013, the Company terminated the lease of the office space by mutual consent.  The new lease agreement is for the laboratory space at a monthly rental of $1,851 through August 31, 2014.

On November 1, 2011, the Company rented executive office space in Morristown, New Jersey for a period of one year.  The monthly rent was $4,998 per month.  Effective September 1, 2012 the Company reduced the size of the rental space to $2,651 per month.  The Company arranged for a three month extension of the rental agreement which expired on January 31, 2013, and has since vacated the space.

The following table summarizes the Company’s future minimum lease payments under operating leases agreements for the one year subsequent to October 31, 2013:

Year Ended:
October 31, 2014	$22,212

Rent expense for fiscal years ended October 31, 2013 and 2012 was $47,264 and $79,374, respectively.

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

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene®, based on its intent to use each of these marks in commerce. In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce. From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance. In July 2009, the Company again submitted applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene® prior to the Company’s resubmission of its applications. Subsequently in 2011, the Company received trademark registration from the USPTO for Ygiene®, Ogiene® and the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT®. The Company intends to pursue with the Trademark Trial and Appeal Board an opposition to PURE Bioscience's application with respect to BioNeutral™. The Company cannot assure you that it will be successful with such opposition on a timely basis, if at all. In May 2011, the Company received notice that PURE Bioscience filed a petition with the USPTO for cancellation of the Company’s Ygiene® registration. On November 14, 2013 the USPTO issued an order for dismissal of PURE Bioscience’s petition to for cancellation of the Company’s Ygiene® registration.

Other than the foregoing, the Company is not a party to, and none of the Company’s property is the subject of, any pending legal proceedings other than routine litigation that is incidental to the Company’s business.

Employment Agreements

On July 9, 2012, the Company announced that, effective July 2, 2012, Mr. Mark Lowenthal, a member of the Company’s Board of Directors, has agreed to serve as the Company's President and Chief Executive Officer. The term of Mr. Lowenthal's employment shall be indefinite. Mr. Lowenthal's compensation shall consist of a $300,000 per annum base salary, except that Mr. Lowenthal shall receive a base salary of $150,000 per annum, with the remainder being deferred until such time as the Company has at least $4,000,000 in gross revenues or raises at least $3,000,000 in financing. Mr. Lowenthal shall also be entitled to a bonus in an amount not to exceed 25% of his base salary in the event that the Company reaches certain performance goals. Mr. Lowenthal shall also be granted options to purchase 5% of the outstanding capital stock of the Company at a price of $0.10 per share, which options shall vest at an annualized rate of 25% per year. At October 31, 2013, the options have not been granted.  Mr. Lowenthal shall also be entitled to a one-time success fee in the amount of $5,000,000 if the Company is sold or merged during the term of his employment, provided that the Company is valued at $100,000,000 or more in connection with such sale or merger (if the value is between $75,000,000 and $99,999,999.99 then the success fee will be pro-rated).

Distribution Agreement

On April 12, 2013 and in connection with the Global Agreement, the Company also entered into distribution agreement (the "New Distribution Agreement") with White Charger Limited, a New Zealand company whereby White Charger has the right to distribute the Company's products in Australia, New Zealand, Indonesia, Malaysia, Philippines, Singapore, Thailand, Brunei, Burma, New Caledonia, Kiribati, the Marshal Islands, Micronesia, Nauru, Palau, Papua New Guinea, Solomon Islands, Tuvalu, Pitcairn, Henderson, Mauritius and Ocneo. This is a much narrower territory than the original licensing agreement and does not include China, Taiwan, Hong Kong or Japan. It also does not include any option for Europe. No intellectual property of the Company is transferred to White Charger. The New Distribution Agreement requires White Charger to purchase at least $500,000 of the Company's products during the first 24 months of which $175,000 must be purchased during the first 12 months of the New Distribution Agreement. To date there have been no purchases of the Company’s products. The Initial Term of the New Distribution Agreement is for five (5) years and can be extended for an additional five years if White Charger purchases at least $3,000,000 of product during the Initial Term. The New Distribution Agreement also contains a non-competition agreement on behalf of White Charger.

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

Subsequent to October 31, 2013 the Company received notices of conversion from JMJ, Asher and GEL, and pursuant to those notices issued 497,916,493 shares of common stock to settle loan proceeds in the aggregate amount of $188,927.

On February 10, 2014, the Company issued a convertible promissory note to GEL in the amount of $44,071.23, due on February 10, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning June 30, 2013from the Company in the amount of $42,000 plus accrued and unpaid interest.

On February 10, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,000, due on February 10, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On February 10, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,000, due on February 10, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On February 10, 2014, the GEL Properties, LLC issued a convertible promissory note to the Company in the amount of $25,000, due no later than November 10, 2014, unless the Lender does not meet the “current information requirements” required under Rule 144 of the Securities Act of 1933, as amended, in which case the Company may declare the offsetting note issued by the Lender on the same date herewith to be in Default (as defined in that note) and cross cancel its payment obligations under this Note as well as the Lenders payment obligations under the offsetting note.  This Note shall bear simple interest at the rate of 6% per annum based on a 365 day year.  The Note shall be secured by the pledge of the $25,000 6% convertible promissory note issued to the GEL Properties by the Company on February 10, 2014.  GEL Properties may exchange this collateral for other collateral with an appraised value of at least $25,000.00.

On January 14, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,444, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning January 31, 2013 in the amount of $23,600 plus accrued and unpaid interest.

On January 14, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,276, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning February 28, 2013 in the amount of $23,600 plus accrued and unpaid interest.

On January 14, 2014, the Company issued a convertible promissory note to GEL in the amount of $30,000, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On January 8, 2014, the Company issued a convertible promissory note to GEL in the amount of $23,600, due on January 8, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning April 30, 2013 in the amount of $23,600.

On January 8, 2014, the Company issued a convertible promissory note to GEL in the amount of $20,000, due on January 8, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On January 2, 2014, the Company issued a convertible promissory note (the “Hanafin Note”) to Ben Hanafin, a member of the Company’s Board of Directors, in the amount of $5,000. The Hanafin Note is due on January 2, 2015, and bears interest at 18% per annum. Mr. Hanafin has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of January 2, 2015.

On December 19, 2013, the Company issued 11,000,000 to a consulting firm.  The Company recorded consulting fee expense of $10,000.  The shares were valued at $.0009 representing the approximate trading price of the Company’s common stock at the time of the issuance.

On December 18, 2013, the Company issued a convertible promissory note to GEL in the amount of $23,600, due on December18, 2014, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning on March 29, 2013 in the amount of $23,600.  Up through and including the date of this report the Company has received conversion notices from GEL representing $18,000 of principal and interest due to GEL.

On December 18, 2013, the Company issued a convertible promissory note to GEL in the amount of $20,000, due on December18, 2014, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.

On December 18, 2013, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from one billion (1,000,000,000) to four billion (4,000,000,000) shares with the Secretary of State of Nevada.  At a meeting held on November 26, 2013, and in conjunction with a unanimous consent of the Board on December 11, 2013, the Board authorized management to increase the number of shares authorized to four billion shares.  The additional three billion (3,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock.  We mailed the Notice of Stockholder Action by Written Consent to the Stockholders on December 31, 2013. The authorized share increase will become effective on the date that we file the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada.  We filed the Amendment with the Secretary of State of the State of Nevada on January 2, 2014.

On December 11, 2013, the Company cancelled 1,705,152 shares of its common stock issued to an employee.  The Company reduced compensation expense in the amount of $56,270.

On November 21, 2013, the Company issued 11,000,000 to a consulting firm.  The Company recorded consulting fee expense of $10,000.  The shares were valued at $.0009 representing the approximate trading price of the Company’s common stock at the time of the issuance.

On November 21, 2013, the Company issued 1,000,000 shares of its common stock to Randy McNeil pursuant a stock purchase agreement with Mr. McNeil on September 12, 2013 for $5,000.  The purchase price per share of the common stock is $.005 which was equal to the closing trading price of the Company’s common stock on September 10, 2013.

On November 21, 2013, the Company issued 1,466,276 shares of its common stock to Bernie Casamento pursuant to a stock purchase agreement with Mr. Casamento on August 16, 2013 for $10,000.  The purchase price per share of the common stock was $.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On November 21, 2013, the Company issued 1,466,276 shares of its common stock to Bob Rutherford pursuant to a stock purchase agreement with Mr. Rutherford on August 16, 2013 for $10,000.  The purchase price per share of the common stock was $.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On November 13, 2013, the Company issued 24,000,000 to reduce certain outstanding accounts payable.  The shares were valued at $.0013 representing the approximate trading price of the Company’s common stock at the time of the issuance.

On November 11, 2013, the Company issued a Promissory Note to Herb Kozlov, a shareholder of the Company (the “Kozlov Note”), for the satisfaction of a promissory note issued by the Company to Mr. Kozlov on December 6, 2010.  Pursuant to the Kozlov Note, the Company promises to pay $75,000.00 plus any accrued and unpaid interest on June 1, 2014.  Interest will accrue at the rate of fourteen (14%) per annum.  Mr. Kozlov will have the right to receive payment of the Kozlov Note in shares of common stock of the Company at the lower of $.03 per share, or the closing price of such shares on the day proceeding the date when the notice of full or partial conversion is tendered.

On November 5, 2013, the Company issued a convertible promissory note (the “Machinist Note”) to Robert Machinist, a member of the Company’s Board of Directors, in the amount of $25,000. The Machinist Note is due on November 4, 2014, and bears interest at 18% per annum. Mr. Machinist has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of November 4, 2014.

On November 4, 2013 the Company received loan proceeds from Michael Francis in the amount of $25,000.  Mr. Francis and the Company agreed to include the additional $25,000 of proceeds to the Francis Modification.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended October 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013 on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 1992). Based on this evaluation, management has determined that as of October 31, 2013, there were no material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was effective.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
(Fiscal Year Ended October 31, 2013 and 2012)

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during the fiscal years ended October 31, 2013 and 2012 (ii) the two most highly compensated executive officers, other than the principal executive officer who were serving as executive officers at the end of such fiscal year and who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus Stock Award ($)	Stock Awards ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)		Totals ($)
Mark Lowenthal	2013	21,308	37,500	0	134,462	0		193,269
President and Chief	2012	80,769	0	0	0	0		80,769
Executive Officer

Dr. Andy Kielbania	2013	24,769	22,500	0	162,154	0		209,423
Chief Scientist & Secretary	2012	180,000	0	0	0	10,296	(1)	190,296

(1)           Represents the cost of a leased car utilized by Dr. Kielbania.

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

We previously entered into a consulting agreement with our Chief Scientific Officer, pursuant to which Dr. Kielbania agreed to take responsibilities and take direction from our board of directors.  Under this agreement, we are obligated to pay Dr. Kielbania $10,000 per month; provided, that compensation need not be paid until we have adequate funds in order to make payment on the compensation owed to him. Effective November 1, 2011 the Board appointed Dr. Andrew Kielbania as the Interim Chief Executive Officer of the Company, with such appointment taking effect immediately. Dr. Kielbania's appointment was governed by the employment agreement entered into by the Company and Dr. Andrew Kielbania pursuant to which Dr. Kielbania was to serve as the Company's Interim Chief Executive Officer for a period of six (6) months or until a successor is retained. His salary for such period was $15,000 a month with certain other benefits. Further, upon the appointment of a new Chief Executive Officer of the Company, Mr. Kielbania shall serve as the Company's Chief Scientific Officer for period of two (2) years. His salary as such will be $10,000 per month, with certain benefits.  On July 3, 2012, Mr. Kielbania resigned from his position as Interim Chief Executive Officer upon the appointment of Mr. Lowenthal as President and Chief Executive Officer.  He is currently serving as Chief Scientific Officer and the Company has agreed to increase his salary to $15,000 per month.

Outstanding Equity Awards at Fiscal Year End
(Fiscal Year Ended October 31, 2013)

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at October 31, 2013.

	Options awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)		Option expiration date	Number of shares or unites of stock that have not vested (#)	Market value of shares of unites of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Mark Lowenthal	-	509,096	5,633,713			$.10	None	-	-	-	-
$
Dr. Andy Kielbania	-	-		-		$-	-	-	-	-	-
$

Director Compensation

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

The following table provides certain information with respect to the compensation earned or paid to our non-employee directors during the fiscal year ended October 31, 2013.  Mr. Lowenthal and Mr. Kielbania did not receive any compensation for their services on our board of directors beyond the compensation they received as our President and Chief Executive Officer and Chief Scientific Officer, respectively.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark Lowenthal	0	0	0	0	0	0	0
Dr. Andy Kielbania	0	0	0	0	0	0	0
Dr. Philip Tierno	9,000	16,000	0	0	45,000	0	70,000
Ben N. Hanafin	0	25,000	0	0	57,500	0	82,500
Robert Machinist	0	37,500	0	0	57,500	0	95,000

We have agreed to compensate our non-management members of the Board as follows:

1.
Dr. Philip Tierno – Effective September 1, 2012, Dr. Tierno agreed to serve on our Board of Directors.  For his service on the board, he receives $20,000 to be paid in cash and $32,000 paid in restricted stock for a total of $52,000.  On December 12, 2012 the Company approved the issuance of 219,178 shares of the company’s restricted stock valued at $.073 per share which is equal to the average closing price of the Company’s common stock for the 10 preceding days, representing interim compensation of $16,000.  In addition, Dr. Tierno receives $18,000 per year in consulting fees.

2.
Ben N. Hanafin – Effective September 1, 2012, Mr. Hanafin agreed to serve on our Board of Directors.  For his service on the board and the audit committee, he receives $20,000 to be paid in cash and $75,000 paid in restricted stock for a total of $95,000.  On December 12, 2012 the Company approved the issuance of 342,466 shares of the company’s restricted stock valued at $.073 per share which is equal to the average closing price of the Company’s common stock for the 10 preceding days, representing interim compensation of $25,000.

3.
Robert Machinist – Effective September 1, 2012, Mr. Machinist agreed to serve on our Board of Directors and serve as chairman of our audit committee.  For his service on the board and his chairmanship, he receives $20,000 to be paid in cash and $75,000 paid in restricted stock for a total of $95,000.  On December 12, 2012 the Company approved the issuance of 513,698 shares of the company’s restricted stock valued at $.073 per share which is equal to the average closing price of the Company’s common stock for the 10 preceding days, representing interim compensation of $37,500.

Consulting Agreements with Certain Directors

The Company has an agreement with Dr. Philip Tierno for scientific consulting services.  Dr. Tierno is compensated at the rate of $1,500 per month for his services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of shares of our common stock, as of January 2, 2014:

●	by each person known by us to be the beneficial owner of 5% or more of our common stock;

●	by each of our directors and named executive officers; and

●	By all of our directors and executive officers as a group.

Except as otherwise indicated, each person and each group shown in the table below has sole voting and investment power with respect to the shares of common stock indicated.  For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days.  As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.  Common stock beneficially owned and percentage ownership as of January 24, 2014 was based on 602,128,572 shares outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Mark Lowenthal, Director, CEO and President	375,000	0.06%
Dr. Andy Kielbania, Chief Scientific Officer	3,723,096	0.62%
Ben Hanafin, Director	513,699	0.06%
Dr. Philip Tierno, Director	219,178	0.04%
Robert Machinist, Director	342,466	0.09%
All Directors and Executive Officers as a Group	5,173,439	0.86%
Michael Francis, Shareholder (2)	37,945,944	6.30%

(1)            Unless otherwise stated, the address for all the officers and directors is c/o BioNeutral Group, Inc., 211 Warren St., Newark, New Jersey 07103.

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

On November 11, 2013, the Company issued a Promissory Note to Herb Kozlov, a shareholder of the Company (the “Kozlov Note”), for the satisfaction of a promissory note issued by the Company to Mr. Kozlov on December 6, 2010. Pursuant to the Kozlov Note, the Company promises to pay $75,000.00 plus any accrued and unpaid interest on June 1, 2014. Interest will accrue at the rate of fourteen (14%) per annum. Mr. Kozlov will have the right to receive payment of the Kozlov Note in shares of common stock of the Company at the lower of $.03 per share, or the closing price of such shares on the day proceeding the date when the notice of full or partial conversion is tendered.

During the years ended October 31, 2013 and 2012, $73,166 and $64,496 of accrued interest was added to the principal amounts of the notes due to Mr. Francis Note and Mr. Kozlov.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by our registered independent public accounting firm, Marcum LLP (“Marcum”) is approved in advance by our audit committee of our Board of Directors, including the proposed fees for such work. The audit committee is informed of each service actually rendered.  None of the services provided by our independent registered public accounting firm for the fiscal year ended October 31, 2013 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Audit Fees

The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements for the fiscal years ended October 31, 2013 and 2012, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended October 31, 2013 and 2012 were $85,000 and $80,000 respectively.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, Marcum did not bill any fees for services rendered to us during fiscal years ended October 31, 2013 and 2012 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Marcum and for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended October 31, 2013 and 2012.

All Other Fees

There were no fees billed by Marcum an for products or professional services rendered, other than services described under the caption “Audit Fees” above and fees for Form S-8 of $5,000 above during fiscal years ended October 31, 2013 and 2012.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

1. Financial Statements. The following financial statements of BioNeutral Group, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 31, 2013 and October 31, 2012
Consolidated Statements of Operations for the years ended October 31, 2013 and October 31, 2012
Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2013 and October 31, 2012
Consolidated Statements of Cash Flows for the years ended October 31, 2013 and October 31, 2012 Notes to Consolidated Financial Statements

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

10.41
Global release, cancellation of Preferred Stock Purchase Agreement, Preferred Stock Drawdown Agreement, The Agreement to Assign and Settle Notes and Agreement to License Invention by and Between the Company.(23)

10.42	Note Satisfaction and Exchange Agreement between the Company and Herb Kozlov.

10.43	Preferred Stock Purchase Agreement dated August 5, 2013 by and between the Company and Mark Lowenthal.(24)

10.44	Loan Modification Agreement dated July 1, 2013 by and between the Company and Michael Francis.(24)

10.45	Deferred Compensation Agreements dated July 10, 2013 by and between the Company and Mark Lowenthal, Andy Kielbania and Tom Cunningham.(24)

10.46	Convertible Promissory Note issued to Randy McNeil dated August 19, 2013 in the amount of $15,000.(25)

10.47	Convertible Promissory Note issued to James Casserly dated July 16, 2013 in the amount of $25,000.(25)

10.48	Stock Purchase Agreement entered into with Bernie Casamento dated August 16, 2013 in the amount of $10,000.(25)

10.49	Stock Purchase Agreement entered into with Bob Rutherford dated August 16, 2013 in the amount of $10,000.(25)

10.50	Convertible Promissory Note issued to Randy McNeil dated July 16, 2013 in the amount of $15,000.*

10.51	Convertible promissory note and securities purchase agreement with Asher Enterprises on October 15, 2013 for $42,500. *

10.52	Convertible Promissory Note issued to Herb Kozlov dated November 11, 2013 in the amount of $75,000. *

10.53	Convertible promissory note with GEL Properties on December 18, 2013 for $20,000. *

10.54	Convertible promissory note with GEL Properties on December 18, 2013 for $23,600. *

10.55	Convertible promissory note with GEL Properties on January 8, 2013 for $20,000. *

10.56	Convertible promissory note with GEL Properties on January 8, 2013 for $23,600. *

10.57	Convertible promissory note with GEL Properties on January 14, 2013 for $30,000. *

10.58	Convertible promissory note with GEL Properties on January 14, 2013 for $23,600. *

10.59	Convertible promissory note with GEL Properties on January 14, 2013 for $23,600. *

10.60	Convertible promissory note issued by GEL Properties on February 10, 2013 for $25,000. *

10.61	Convertible promissory note with GEL Properties on February 10, 2013 for $25,000. *

10.62	Convertible promissory note with GEL Properties on February 10, 2013 for $25,000. *

10.63	Convertible promissory note with GEL Properties on February 10, 2013 for $44,071.23 *

14.1	BioNeutral Group, Inc. Code of Ethics (3)

21.1	Subsidiaries of BioNeutral Group, Inc. (7)

23.2	Consent of Marcum LLP on Form S-8 *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(23)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2013.

(24)         Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2013.

(25)         Incorporated by reference to BioNeutral Group, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 16, 2013.

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

BIONEUTRAL GROUP, INC.

	By:	/s/ Mark Lowenthal
Mark Lowenthal
President, Chief Executive Officer
Dated: February 13, 2014		and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark Lowenthal	Director, President, Chief Executive Officer and Principal Accounting Officer	February 13, 2014
Mark Lowenthal

/s/ Andrew Kielbania	Director	February 13, 2014
Andrew Kielbania

/s/ Ben N. Hanafin	Director	February 13, 2014
Ben N. Hanafin

/s/ Dr. Philip Tierno	Director	February 13, 2014
Dr. Philip Tierno

/s/ Robert Machinist	Director	February 13, 2014
Robert Machinist