Form 10-Q
period 2014-01-31
BioNeutral Group, Inc
filed 2014-03-14
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended January 31, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File No. 333-149235

BIONEUTRAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0745273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Warren Street, Newark, New Jersey	07103
(Address of principal executive offices)	Zip Code)

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of February 26, 2014 was 1,037,920,656 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	January 31, 2014	October 31, 2013
Current Assets
Cash	$1,244	$702
Accounts Receivable - Net	3,878	9,911
Inventory	16,520	14,493
Total Current Assets	21,642	25,106

Property and Equipment - Net	304	357
Intellectual Property - Net	9,072,317	9,249,498
Other Assets	2,500	2,500

TOTAL ASSETS	$9,096,763	$9,277,461

LIABILITIES AND STOCKOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expense	$1,092,912	$1,087,876
Current Portion of Convertible Notes Payable, net of discount of $86,743 and $91,167 respectively	267,456	267,716
Current Portion of Convertible Loans from Stockholders	77,646	75,000
Accrued Compensation	1,355,892	978,851
Related Party Payables	58,026	57,508
Derivative Liability	156,913	129,425
Current Liabilities	3,008,845	2,596,376

Long Term Liabilities
Convertible Loans From Stockholders – net of current portion	1,533,272	1,462,291
Total Long Term Liabilities	1,533,272	1,462,291

TOTAL LIABILITIES	4,542,117	4,058,667

Commitments and Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with 684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 issued and outstanding at January 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $534,910 at January 31, 2014 and October 31, 2013, respectively.	54	54
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 56,081 issued and outstanding at January 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $560,810 at January 31, 2014 and October 31, 2013, respectively.	56	56
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 128,251 issued and outstanding at January 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $1,282,510 at January 31, 2014 and October 31, 2013, respectively.	128	128
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and outstanding at January 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $0 at January 31, 2014 and October 31, 2013, respectively	-	-
Convertible Preferred Stock, Series F, $.001 par value; 51 shares authorized, 51 and 0 issued and outstanding at January 31, 2014 and October 31, 2013, respectively.	-	-
Common Stock, $.00001 Par Value; 4,000,000,000 shares authorized, 798,088,296 and 252,034,393
issued and outstanding at January 31, 2014 and October 31, 2013, respectively.	7,980	2,520
Additional Paid-in Capital	63,553,691	63,402,660
Due from Vinfluence	(136,848)	(136,848)
Accumulated Deficit	(58,640,453)	(57,889,075)
Total BioNeutral Group, Inc. Stockholders’ Equity	4,784,608	5,379,495

Non controlling Interest	(230,021)	(160,760)
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,484 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $1,072,361 at January 31, 2014 and October 31, 2013, respectively	59	59
Total Non controlling Interest	(229,962)	(160,701)

Total Equity	4,554,646	5,218,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,096,763	$9,277,461

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,
	2014	2013

Revenues	$7,004	$555

Cost of Revenues	1,931	203

Gross Profit	5,073	352

Operating Expenses
Depreciation and Amortization	177,234	177,234
Salaries and Wages	129,131	208,404
Consulting Expense	117,300	10,150
Legal and Accounting Expenses	107,643	146,607
Other Selling, General and Administrative Expenses	168,026	138,831
Total Operating Expenses	699,334	681,226

Loss from Operations	(694,261)	(680,874)

Other Income (Expense)
Interest Expense	(94,467)	(32,739)
Amortization of Debt Discount	(40,424)	(109,642)
Change in Fair Value of Derivative Liability	8,512	61,875
Total Other Income (Expense)	(126,379)	(80,506)

Loss Before Provision for Income Taxes	(820,640)	(761,380)

Provision for Income Taxes	-	-

Net Loss	(820,640)	(761,380)

Net Loss Attributable to Non-controlling Interest	69,262	64,260

Net Loss Attributable to BioNeutral Group, Inc.	$(751,378)	$(697,120)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares outstanding
Basic and Diluted	317,171,673	125,491,943

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended January 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(820,640)	$(761,380)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation	(72,264)	-
Depreciation and Amortization	177,234	177,234
Issuance of Stock related to professional services	10,000	108,805
Interest added to promissory notes	57,499	29,408
Non-Cash Interest	-	109,642
Change in Fair Value of Derivative Liability	(8,512)	(61,875)
Amortization of Debt Discount	40,424	-
Changes in Operating Assets and Liabilities
Accounts Receivable	6,033	-
Inventory	(2,027)	203
Prepaid Expenses - Employee Advances	-	(52,292)
Other Assets	-	10,015
Accounts Payable and Accrued Expenses	413,277	131,165
Related Party Payables	518	1,036

NET CASH USED IN OPERATING ACTIVITIES	(198,458)	(308,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Exchangeable Promissory Notes	199,000	308,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	199,000	308,000

NET INCREASE (DECREASE) IN CASH	542	(39)

CASH, BEGINNING OF PERIOD	702	676

CASH, END OF PERIOD	$1,244	$637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of Accounts Payable and Accrued Expenses	$(31,200)	$-
Non-cash conversion of promissory notes to common stock	$(187,556)	$-
Aggregate value of derivative liability	$(36,000)	$-

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

Note 2 – Liquidity and Financial Condition

The Company's unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no significant revenues and has generated losses from operations. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic plan and/or recognize revenue from its intangible assets and eventually attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There can be no assurance the Company will be able to continue as a going concern.

At January 31, 2014, the Company had negative working capital of $2,987,203. For the three months ended January 31, 2014 the Company incurred a net loss of $820,640 and since inception has an accumulated deficit of $58,640,453.  For the same period in 2013, the Company’s net loss was $761,380.  The Company anticipates it will experience a net loss in fiscal 2014 as it continues to pursue markets for the sale and distribution of its products and development of access to global markets.

The Company had $1,244 of cash at January 31, 2014.  Cash used by operations for the three months ended January 31, 2014 was $198,458. The principal uses of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the three months ended January 31, 2014, the Company raised $199,000 of cash from the issuance of convertible debentures to fund operations.

On December 12, 2012 the Company issued a convertible promissory note to JMJ financial in the amount of $250,000 of which it received payments through the date of this report of $190,000.  It expects to receive additional payments from JMJ under the note at various intervals during the calendar year 2014.

While the Company has been able to use proceeds from the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through February 1, 2015 and it will need to raise additional capital during fiscal 2014 to fund the full costs associated with its growth and development.

The Company believes that it will be able to generate significant sales by the fourth quarter of 2014 providing for sufficient cash flows to supplement its equity financing based on its current plans.  If it’s able to execute its plan, the Company can begin to accumulate cash reserves.  There is no assurance however that its funds will be sufficient to meet its anticipated needs through its fiscal year 2014, and it may need to raise additional capital during fiscal 2014 to fund the full costs associated with its growth and development. The Company believes that it will require approximately $2,000,000 in additional capital to achieve its goals.  There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce costs in order to conserve cash.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of January 31, 2014 and the results of operations and cash flows for the three months ended January 31, 2014 and 2013 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended January 31, 2014, and 2013 are not necessarily indicative of the operating results for the full year and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the years ended October 31, 2013 and 2012 as contained in the Form 10-K filed on February 13, 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts which was not material at both January 31, 2014 and October 31 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains its cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of January 31, 2014, the Company did not exceed the federally insured limits. Management believes that the financial institution that holds our deposits are financially sound and therefore pose minimal credit risk. At January 31, 2014 and October 31 2013, the Company did not hold any cash equivalents.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at January 31, 2014
Quoted prices in
		active markets for	Significant	Significant
		observable	other	unobservable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$156,913			$156,913

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	January 31,	October 31,
	2014	2013
	(unaudited)

Beginning Balance	$129,425	$-
Aggregate fair value of derivative issued	36,000	337,221
Issuance date charge for difference between fair value and note proceeds	-	171,389
Change in fair value of derivative included in results of operations	(8,512)	(379,185)

Ending Balance	$156,913	$129,425

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three months ended January 31, 2014 and 2013 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of January 31, 2014 and 2013.

	1/31/2014	1/31/2013
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	6,686,375
Convertible Series C Preferred Stock	7,010,125	7,010,125
Convertible Series D Preferred Stock	16,031,375	17,006,375
Convertible Loans	1,960,266,081	25,003,347
	1,990,588,886	56,301,152

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

	1/31/2014	10/31/2013
Gross Carrying Amount	$15,256,688	$15,256,688
Accumulated Amortization	(6,184,371)	(6,007,190)
Net Carrying Amount	$9,072,317	$9,249,498

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended January 31, 2014 and 2013 was $177,181 and $177,181, respectively.

Estimated amortization expense is as follows

10/31/2014 (Remaining)	531,542
10/31/2015	708,723
10/31/2016	708,723
10/31/2017	708,723
10/31/2018	708,723

The Intellectual Property is evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 thru 35-35.  An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value. During its annual impairment testing, the Company did not identify an impairment loss.

Note 5 - Related Party Payables

During the three months ended January 31, 2014 and 2013, the Company recorded interest expense of $518 and $518, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

Note 6 - Stock Based Compensation

The Company issues shares of its common stock to employees and non-employees as compensation for services provided. Stock based compensation related to employees is accounted for in accordance with FASB ASC 718-10 and ASC 505-50 for non-employees. All shares issued during fiscal years 2013 and 2012 were fully vested upon grant of the shares or no later than the respective year end dates.

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

On December 11, 2013 the Company canceled 1,705,152 shares of its S-8 registered common stock which had been issued to an employee for compensation and out of pocket expenses incurred in fiscal 2013 of $72,263.

Note 7 – Stockholders’ Equity (and Non-Controlling Interest)

Common Stock

On December 18, 2013, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from one billion (1,000,000,000) to four billion (4,000,000,000) shares with the Secretary of State of Nevada.  At a meeting held on November 26, 2013, and in conjunction with a unanimous consent of the Board on December 11, 2013, the Board authorized management to increase the number of shares authorized to four billion shares.  The additional three billion (3,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock.  We mailed the Notice of Stockholder Action by Written Consent to the Stockholders on December 31, 2013. The authorized share increase became effective on the date that the Company filed the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada.  The Company filed the Amendment with the Secretary of State of the State of Nevada on January 2, 2014.

On December 19, 2013, the Company issued 11,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $10,000.  The shares were valued and issued at $.0009 per share based on the prevailing quotation prices for the Company's stock.

On November 21, 2013, the Company issued 1,000,000 shares of its common stock to Randy McNeil pursuant to a stock purchase agreement with Mr. McNeil on September 12, 2013 for $5,000.  The purchase price per share of the common stock is $.005 which was equal to the closing trading price of the Company’s common stock on September 10, 2013.

On November 21, 2013, the Company issued 1,466,276 shares of its common stock to Bernie Casamento pursuant to a stock purchase agreement with Mr. Casamento on August 16, 2013 for $10,000.  The purchase price per share of the common stock was $.0068 which was equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On November 21, 2013, the Company issued 1,466,276 shares of its common stock to Bob Rutherford pursuant to a stock purchase agreement with Mr. Rutherford entered into on August 16, 2013 for $10,000.  The purchase price per share of the common stock was $.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On November 13, 2013, the Company issued 24,000,000 to reduce certain outstanding accounts payable.  The shares were valued at $.0013 representing the approximate trading price of the Company’s common stock at the time of the issuance.

During the three months ended January 31, 2014, the Company issued 189,900,000 shares of its common stock to JMJ Financial for conversion of principal and unpaid interest of $61,474.

During the three months ended January 31, 2014, the Company issued 198,072,984 shares of common stock to Asher Enterprises to convert short-term convertible promissory notes in the aggregate amount of $65,450.

During the three months ended January 31, 2014, the Company issued 120,853,516 shares of common stock to GEL Properties, LLC (“GEL”) to convert short-term convertible promissory notes in the aggregate of $60,632.

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

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	(241,693)
Non-Controlling Interest at October 31, 2011	328,583
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2012	(219,981)
Non-Controlling Interest at October 31, 2012	108,602
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2013	(269,303)
Non-Controlling Interest at October 31, 2013	(160,701)
Non-Controlling interest Share of Net Loss for the three months ended January 31, 2014	(69,262)
Non-Controlling Interest at January 31, 2014	$(229,963)

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of January 31, 2014 and October 31, 2013.

Note 8 – Notes Payable

On January 14, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,444, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning on January 31, 2013 in the amount of $23,600 plus accrued and unpaid interest.  During the three months ended January 31, 2014 the Company received three notices of conversion from GEL, and pursuant to those notices issued 27,500,000 shares of common stock to settle loan proceeds in the collective amount of $13,387.

On January 14, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,276, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning on February 28, 2013 in the amount of $23,600 plus accrued and unpaid interest.

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

On January 8, 2014, the Company issued a convertible promissory note to GEL in the amount of $23,600, due on January 8, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL also purchased a promissory note issued to Ray Dunning on April 30, 2013 in the amount of $23,600.  During the three months ended January 31, 2014 the Company received two notices of conversion from GEL, and pursuant to those notices issued 51,914,879 shares of common stock to settle the loan amount of $23,600.

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

On December 18, 2013, the Company issued a convertible promissory note to GEL in the amount of $23,600, due on December18, 2014, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning on March 29, 2013 in the amount of $23,600.  Up through and including the date of this report the Company has received conversion notices from GEL representing $18,000 of principal and interest due to GEL. During the three months ended January 31, 2014 the Company received ten notices of conversion from GEL, and pursuant to those notices issued an aggregate of 41,438,636 shares of common stock to settle the loan.

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

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”), of which $190,000 has been received through the date of this report. The maturity date is one year from the date of each payment. The JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible.  During the three months ended January 31, 2014 the Company received eight notices of conversion from JMJ, and pursuant to those notices issued an aggregate of 189,900,000 shares of common stock to settle loan proceeds in the collective amount of $61,474.  At January 31, 2014 the JMJ aggregate loan balance was $81,040 including accrued interest of $16,667.

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

The Company evaluated the conversion option embedded in its Convertible notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note. Accordingly, the embedded conversion option in the Convertible notes are classified as derivative liabilities at the conversion dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method which the Company believes approximate the results obtained using the Binomial Lattice model. The gross proceeds of Convertible notes issued during the three months ended January 31, 2014 were recorded net of a discount of $36,000 related to the derivative liability. The debt discount will be charged to amortization of debt discount ratably over the term of the Convertible notes. The Company recorded an amortization of the debt discount in the amount of $40,424 for the three months ended January 31, 2014.

Note 9 – Commitments & Contingencies

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

In April 2005, the Company filed in the US Patent and Trademark Office (the “USPTO”) an application for the registration of the trademarks BioNeutral™, Ogiene® and Ygiene™, based on its intent to use each of these marks in commerce.  In April 2006, the USPTO issued notices of allowance signifying that each of these trademarks was entitled to registration after timely submission of statements of use, including evidence that such trademarks have been properly used in commerce.  From June through November of 2008, however, the Company’s applications for each of these trademarks were declared abandoned by the USPTO, since the Company inadvertently failed to timely file the appropriate statements of use with respect to each trademark within the six-month period from the date the USPTO issued the respective notices of allowance.  In July 2009, the Company again submitted applications for each of these trademarks as well as the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™; however, the Company learned that PURE Bioscience, a company focused on the development and commercialization of bioscience products, had filed application for the registration of the trademarks BioNeutral™ and Ygiene™ prior to the Company’s resubmission of its applications.  Subsequently in 2011, the Company received trademark registration from the USPTO for Ygiene™, Ogiene™ and the Company’s tagline SCIENCE TO SAVE LIVES & PROTECT THE ENVIRONMENT™. The Company intends to pursue with the Trademark Trial and Appeal Board an opposition to PURE Bioscience's application with respect to BioNeutral™. The Company cannot assure you that it will be successful with such opposition on a timely basis, if at all.  In May 2011, the Company received notice that PURE Bioscience filed a petition with the USPTO for cancellation of the Company’s Ygiene™ registration.  On November 14, 2013 the USPTO issued an order for dismissal of PURE Bioscience’s petition to for cancellation of the Company’s Ygiene™ registration.

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

In addition, the Company believes that the shareholders who consented to the Share Exchange and were issued shares of Company common stock but failed to deliver the stock certificates representing their shares of common stock and Series A Preferred Stock of BioLabs may claim they also have an ownership interest in BioLabs. Although the Company would challenge any such claims, it cannot assure investors that it would prevail, in which case the Company’s percentage ownership interest in BioLabs would decrease.

Note 10 - Subsequent Events:

Subsequent events have been evaluated through the date the financial statements were issued.  All appropriate subsequent event disclosures, if any, have been made in the notes to the consolidated financial statements.

Subsequent to January 31, 2014 the Company received notices of conversion from JMJ, Asher and GEL, and pursuant to those notices issued an aggregate of 239,832,360 shares of common stock to settle loan proceeds in the aggregate amount of $103,031.

On February 10, 2014, the Company issued a convertible promissory note to GEL in the amount of $44,071.23, due on February 10, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning on June 30, 2013 from the Company in the amount of $42,000 plus accrued and unpaid interest.

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

Recent Developments

Subsequent to October 31, 2013 the Company received notices of conversion from JMJ, Asher and GEL, and pursuant to those notices issued 748,658,860 shares of common stock to settle loan proceeds in the aggregate amount of $290,587.

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

On December 19, 2013, the Company issued 11,000,000 shares of common stock to a consulting firm.  The Company recorded consulting fee expense of $10,000.  The shares were valued at $.0009 representing the approximate trading price of the Company’s common stock at the time of the issuance.

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

We currently are focused on the commercialization of two classes of product formulations, antimicrobials and bioneutralizer.  We refer to our antimicrobial formulations as our Ygiene™ products and our bioneutralizer formulations as our Ogiene® products.  Our Ygiene™ products have been developed to kill certain harmful microbes, including virulent gram and bacteria (which cause staph infections), viruses, yeast, mold, fungi, spores and/or certain bioterrorism agents, such as anthrax.  Our Ogiene® products have been developed to eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.

The marketing and sale in the United States and foreign countries of some of our current products and the products we may develop in the future are and may be subject to U.S. and foreign governmental regulations, respectively, which vary substantially from country to country.  The marketing and sale of our Ygiene™ products in the United States, is subject to EPA registration and in some cases, FDA clearance, and we cannot market and sell any of such products in the United States until such registration or clearance is obtained.  We do not believe the marketing sale of our Ogiene™ products are subject to EPA registration or FDA clearance.  We have not had significant sales of our Ygiene™ or Ogiene® products to date.  We currently are focusing our efforts and resources on obtaining the registrations, clearances and approvals necessary to market and sell our Ygiene™ products in the United States; however, we cannot assure you that we will be have the financial resources to do so or that such registrations, clearances and approvals will be obtained on a timely basis, if at all.

Plan of Operation

Our strategic plan for our fiscal year ending October 31, 2014 is focused on leveraging developments in the United States for our Ygiene™ professional disinfectant product. The Company received  approval and registration from the EPA for its hospital and industrial grade line of products to be used as high level disinfectant and sterilants.

In connection with the February 28, 2011 approval and registration from the Environmental Protection Agency (the “EPA”) in response to the Company's regulatory application for its Ygiene™ 206 sterilant formulation, the Company has secured 32 state approvals to market and distribute Ygiene™ 206.  These approvals are primarily in states east of the Mississippi River.  The Company is pursuing approvals in the remaining 18 states as needed.

Currently, we are focusing our efforts on the commercialization of a Ygiene™ formulation for hospital and industrial application.  We are developing our Ogiene® products to potentially eliminate or reduce odors of many chemicals such as hydrogen sulfide, formaldehyde and ammonia, and to reduce certain greenhouse gases such as carbon dioxide and sulfur dioxide.  Our Ogiene® formulations are designed to interact with the functional organic or inorganic groups of harmful gases and reduce or eliminate them.
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

Because Ogiene™ and Ygiene™ are new formulations enhanced from our initial base formulas, our success will depend, in part, upon our ability to achieve market share at the expense of existing, established and future products in our relevant target markets. Even if we believe that our Ogiene® and Ygiene™ formulations may have technological competitive advantages over competing products, we or our potential distributors, will need to invest significant resources in order to attempt to displace traditional technologies sold by what are in many cases well-known international industry leaders.  Alternatively, we may pursue strategies in selective markets of encouraging existing competitors to incorporate our products into their existing brands, thereby reducing the proportion of end-use revenues that would accrue to us.  To the extent that we were to grant any existing competitor exclusivity to any field and/or territory, we would risk having our technology marketed in a manner that may be less than optimal for us.  We recognize that innovative marketing methods may be required in order to establish our products, and that such methods may not be successful.

Results of Operations

Comparison of Results of Operations for the three months ended January 31, 2014 and for the three months ended January 31, 2013.

Revenues:  During the three months ended January 31, 2014 the Company generated revenues of $7,004 as compared to revenues of $555 for the three months ended January 31, 2013. Our efforts have been focused on sales and marketing of our non-regulated Ogiene™ product line as well the sale of our Ygiene™ formulation in acute and long-term healthcare and industrial markets where pathogenic spores are present.  We are carrying forward our commercialization strategy begun in 2013 by developing relationships with selling organizations and distributors.

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

Operating Expenses:   Operating expenses were $699,334 the three months ended January 31, 2014 and $681,226 for the three months ended January 31, 2013 for a 3% increase of $18,108.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Amortization and depreciation expense was $177,234 for three months ended January 31, 2014 and 2013.

Salaries expense for the three months ended January 31, 2014 was $129,131, a decrease of 38% over amounts for the three months ended January 31, 2013, which were $208,404.  Overall compensation was lower in the three months ended January 31, 2014 as we are relying more heavily on sales consultants to execute the Company’s sales strategy.

Consulting fee expenses were $117,300 for the three months ended January 31, 2014 as compared to $10,150 for the three months ended January 31, 2013 for a 1,056% increase of $107,150.  The increase primarily reflects the addition of sales consultants in 2013 to execute the commercialization strategy that we launched in January 2013.

Total legal and accounting expenses for the three months ended January 31, 2014 were $107,643, a decrease of $38,964 over amounts for the three months ended January 31, 2013 which were $146,607, reflecting a decrease in legal fees associated with the Vinfluence matter which was settled in April 2013.

Other Selling, General and Administrative Expenses for the three months ended January 31, 2014 were $168,026, an increase of $29,195 over amounts for the three months ended January 31, 2013 which were $138,831.  The increase reflects additional investor relations expenses of $43,449 offset by minor reductions across the board.

Other Income and Expense for the three months ended January 31, 2014 was $126,379, a 57% increase of $45,873 over amounts for the three months ended January 31, 2013 which were $80,506.  The increase is primarily due to an increase in interest expense of $47,914 reflecting additional convertible note borrowing in the three months ended January 31, 2014, the addition of the amortization of debt discount of $40,424, offset by a reduction in the change in fair value of derivative liability of 53,363.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $820,640 for the three months ended January 31, 2014. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2012, our net loss was $761,380.  We anticipate we will experience a net loss in fiscal 2014 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

Analysis of Impairment

In conjunction with our 2013 audit, we performed our annual impairment testing during January 2014.  In this analysis, we determined that the current carrying value of our Intellectual Property was $9,249,498.

We computed the Intellectual Property value by using an undiscounted cash model. In our undiscounted cash flow analysis, we prepared a five year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2018. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline of prospects currently known to the Company, and those which the Company believes will be generated through current and future relationships with distributors, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. We then multiplied our cash flows by a marginal federal and state tax rate of 40% to derive our after-tax yearly cash flows.  The Intellectual Property values we derived using the above amounted to $40,838,471, which exceeds the carrying value of our Intellectual Property of $9,249,498.

Liquidity and Capital Resources

We had $1,244 of cash at January 31, 2014.  Cash used in operations for the three months ended January 31, 2013 was $198,458. The principal uses of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with becoming a public company and daily operations of the business, including rent, travel and laboratory costs.

For the three months Ended January 31, 2014, we raised $199,000 of cash from the issuance of convertible debentures.

We are not currently generating significant revenues and rely on raising new capital to fund our ongoing operations and development of our strategic business objectives. We have been able to use proceeds from the sale of our shares of common stock to fund a substantial balance of our operating costs. On December 12, 2012 we issued a convertible promissory note to JMJ financial in the amount of $250,000 of which we received payments of $190,000 payment.  We expect to receive similar payments from JMJ under the note at various intervals during the calendar year 2014.

While the Company has been able to use proceeds from the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through February 1, 2015 and it will need to raise additional capital during fiscal 2014 to fund the full costs associated with its growth and development.

The Company believes that we will be able to generate significant sales by the fourth quarter of 2014 providing for sufficient cash flows to supplement our equity financing.  If we are able to execute our plan, the Company can begin to accumulate cash reserves.  There is no assurance based on our current plans, however that our funds will be sufficient to meet our anticipated needs through our fiscal year 2013, and we may need to raise additional capital during fiscal 2014 to fund the full costs associated with our growth and development. There can be no assurances that we will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

Changes in Internal Control Over Financial Reporting

During the three months ended January 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

BIONEUTRAL GROUP, INC.

March 14, 2014	By:	/s/ Mark Lowenthal
Mark Lowenthal
Chief Executive Officer and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)