Form 10-Q
period 2014-04-30
BioNeutral Group, Inc
filed 2014-06-20
CIK 1427030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of June 11, 2014 was 3,047,917,213 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2014 (Unaudited)	October 31, 2013
Current Assets
Cash	$3,286	$702
Accounts Receivable - Net	3,452	9,911
Inventory	11,462	14,493
Total Current Assets	18,200	25,106

Property and Equipment - Net	251	357
Intellectual Property - Net	8,895,136	9,249,498
Other Assets	2,500	2,500

TOTAL ASSETS	$8,916,087	$9,277,461

LIABILITIES AND STOCKOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expense	$1,189,258	$1,087,876
Current Portion of Convertible Notes Payable, net of discount of $490,712 and $91,167 respectively	473,598	267,716
Current Portion of Convertible Loans from Stockholders	886,341	75,000
Accrued Compensation	1,361,320	978,851
Related Party Payables	58,544	57,508
Derivative Liability	446,215	129,425
Current Liabilities	4,415,276	2,596,376

Long Term Liabilities
Convertible Loans from Stockholders – net of current portion	487,666	1,462,291
Total Long Term Liabilities	487,666	1,462,291

TOTAL LIABILITIES	4,902,942	4,058,667

Commitments and Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with 684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 issued and outstanding at April 30, 2014 and October 31, 2013, respectively.
Liquidation Preference $534,910 at April 30, 2014 and October 31, 2013, respectively.	54	54
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 56,081 issued and outstanding at April 30, 2014 and October 31, 2013, respectively.
Liquidation Preference $560,810 at April 30, 2014 and October 31, 2013, respectively.	56	56
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 128,251 issued and outstanding at April 30, 2014 and October 31, 2013, respectively.
Liquidation Preference $1,282,510 at April 30, 2014 and October 31, 2013, respectively.	128	128
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and outstanding at April 30, 2014 and October 31, 2013, respectively.
Liquidation Preference $0 at April 30, 2014 and October 31, 2013, respectively	-	-
Convertible Preferred Stock, Series F, $.001 par value; 51 shares authorized, 51 and 0 issued and outstanding at April 30, 2014 and October 31, 2013, respectively.	-	-
Common Stock, $.00001 Par Value; 8,000,000,000 shares authorized, 1,733,194,992 and 252,034,393 issued and outstanding at April 30, 2014 and October 31, 2013, respectively.	17,332	2,520
Escrow Shares	(10,000)	-
Additional Paid-in Capital	63,842,990	63,402,660
Due from Vinfluence	(136,848)	(136,848)
Accumulated Deficit	(59,400,539)	(57,889,075)
Total BioNeutral Group, Inc. Stockholders’ Equity	4,313,173	5,379,495

Non controlling Interest	(300,087)	(160,760)
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,484 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively.
Liquidation Preference $1,072,361 at April 30, 2014 and October 31, 2013, respectively,	59	59
Total Non controlling Interest	(300,028)	(160,701)

Total Equity	4,013,145	5,218,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,916,087	$9,277,461

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, (Unaudited)		Six Months Ended April 30, (Unaudited)
	2014	2013	2014	2013

Revenues	$14,229	$1,085	$21,233	$1,640

Cost of Revenues	7,911	356	9,842	558

Gross Profit	6,318	729	11,391	1,082

Operating Expenses
Depreciation and Amortization	177,234	177,234	354,468	354,468
Salaries and wages	202,555	115,403	331,685	323,807
Consulting Expense	119,085	210,323	236,384	220,473
Legal and Accounting Expenses	134,864	122,106	242,507	268,019
Other Selling, General and Administrative Expenses	184,393	205,580	352,419	345,106
Total Operating Expenses	818,131	830,646	1,517,463	1,511,873

Loss from Operations	(811,813)	(829,917)	(1,506,072)	(1,510,791)

Other Income (Expense)
Interest Expense	(544,170)	(33,399)	(638,639)	(66,137)
Consulting Fee Reimbursement – Vinfluence Settlement	-	238,750	-	238,750
Amortization of debt discount	(152,958)	(102,719)	(193,382)	(212,361)
Change in Fair Value of Derivative Liability	678,788	62,731	687,300	124,606
Total Other Income (Expense)	(18,340)	165,363	(144,721)	84,858

Net Loss	(830,153)	(664,554)	(1,650,793)	(1,425,933)

Loss Attributable to Non-controlling Interest	70,065	56,089	139,327	120,350

Net Loss Attributable to BioNeutral Group, Inc.	$(760,088)	$(608,465)	$(1,511,466)	$(1,305,583)

Net Loss Per Common Share - Basic and Diluted	$(0.001)	$(0.004)	$(0.002)	$(0.01)

Weighted Average Number of Common Shares outstanding
Basic and Diluted Loss per Share	1,250,369,353	132,325,706	874,282,562	129,056,955

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended April 30,
	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(1,650,793)	$(1,425,933)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Depreciation and Amortization		354,468	354,468
Issuance of Stock related to professional services		47,500	501,656
Interest added to promissory notes		147,182	53,838
Non-cash interest		-	212,361
Change in fair value of Derivative Liability		(687,300)	(124,606)
Amortization of Debt Discount		193,382	-
Settlement of Consulting Expense – Vinfluence Settlement		-	(238,750)
Changes in Operating Assets and Liabilities
Accounts receivable		6,459	(453)
Inventory		3,031	(13,043)
Prepaid Expenses		-	(28,653)
Other Assets		-	11,996
Accounts Payable and Accrued Expenses		1,125,693	171,251
Related Party Payables		1,036	8,211

NET CASH USED IN OPERATING ACTIVITIES		(459,342)	(517,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Promissory Notes		527,250	521,500
Repayments on Convertible Promissory Notes		(65,324)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES		461,926	521,500

NET INCREASE IN CASH		2,584	3,843

CASH, BEGINNING OF PERIOD		702	676

CASH, END OF PERIOD		$3,286	$4,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest		$22,824	$-
Cash paid for Income Taxes	$		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Non-cash settlements of accounts payable and accrued expenses		$62,950	$-
Shares issued to escrow as security for transaction fees		$10,000	$-
Return of shares and re-establishment of accrued compensation		(151,013)	$-
Non-cash conversion of promissory note to common stock		$535,192	$116,500
Aggregate value of derivative liability		$1,004,090	$-

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

At April 30, 2014, the Company had negative working capital of $4,397,076. For the six months ended April 30, 2014 the Company incurred a net loss of $1,650,793 and since inception has an accumulated deficit of $59,400,539.  For the same period in 2013, the Company’s net loss was $1,425,933.  The Company anticipates it will experience a net loss in fiscal 2014 as it continues to pursue markets for the sale and distribution of its products and development of access to global markets.

The Company had $3,286 of cash at April 30, 2014.  Cash used by operations for the six months ended April 30, 2014 was $459,342. The principal uses of funds were for consulting services supporting the development of its business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the six months ended April 30, 2014, the Company raised $527,250 of cash from the issuance of convertible debentures to fund operations.

On December 12, 2012 the Company issued a convertible promissory note to JMJ financial in the amount of $250,000 of which it received payments through the date of this report of $220,000.  It expects to receive additional payments from JMJ under the note at various intervals during the fiscal year 2014.

While the Company has been able to use proceeds from the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through May 1, 2015 and it will need to raise additional capital during fiscal 2014 to fund the full costs associated with its growth and development.

The Company believes that it will be able to generate significant sales by the fourth quarter of fiscal 2014 providing for sufficient cash flows to supplement its equity financing based on its current plans.  If it’s able to execute its plan, the Company can begin to accumulate cash reserves.  There is no assurance however that its funds will be sufficient to meet its anticipated needs through its fiscal year 2014, and it may need to raise additional capital during fiscal 2014 to fund the full costs associated with its growth and development. The Company believes that it will require approximately $2,000,000 in additional capital to achieve its goals.  There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of April 30, 2014 and the results of its operations for the three and six months ended April 30, 2014 and 2013 and cash flows for the six months ended April 30, 2014 and 2013 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended April 30, 2014, and 2013 are not necessarily indicative of the operating results for the full year and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the years ended October 31, 2013 and 2012 as contained in the Form 10-K filed on February 13, 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts which was not material at both April 30, 2014 and October 31 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of April 30, 2014, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds its deposits are financially sound and therefore pose minimal credit risk. At April 30, 2014 and October 31 2013, the Company did not hold any cash equivalents.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our long-term credit obligations approximate fair value because the effective yields on these obligations are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurements at April 30, 2014

Quoted prices in
		active markets for	Significant	Significant
		observable	other	unobservable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$446,215			$446,215

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	April 30,	October 31,
	2014	2013
	(unaudited)

Beginning Balance	$129,425	$-
Aggregate fair value of derivative issued	1,004,090	508,610
Change in fair value of derivative included in results of operations	(687,300)	(379,185)

Ending Balance	$446,215	$129,425

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three and six months ended April 30, 2014 and 2013 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share.

The following table outlines the common stock equivalents outstanding as of April 30, 2014 and 2013.

	4/30/2014	4/30/2013
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	6,686,375
Convertible Series C Preferred Stock	7,010,125	7,010,125
Convertible Series D Preferred Stock	16,031,375	17,006,375
Escrow shares	14,285,000	-
Stock Options	-	6,142,809
Convertible Loans	5,650,389,127	116,967,680
	5,694,996,932	154,408,294

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

Note 4 – Escrow Shares

On April 28, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar Bays”), a Florida Limited Liability Company for the sale and issuance of an 8% convertible promissory note in the principal amount of $77,500 due April 28, 2015 (the “AB Note”). In addition to the AB Note, the Company and Adar Bays entered into a back end funding arrangement with respect to a second 8% convertible promissory note due April 28, 2015 for $77,500 in consideration for a note receivable issued by Adar Bays to the Company in the amount of $77,500 (the “Back End Notes”).  In connection with the Back End Notes, the Company and Adar Bays entered into a Breakup Fee Agreement which grants a right to the Company to cancel the Back End Notes, prior to November 1, 2014, for a fee of $10,000.  To secure the payment of the $10,000 breakup fee, the Company issued 14,285,000 shares of its common stock to an attorney escrow.  Should the Company decide to perform on the Back End Notes the shares of stock will be returned to the Company from the attorney escrow.  The 14,285,000 shares issued to attorney escrow were issued at $.0007 per share commensurate with the trading price of the Company’s common stock when the Back End Notes were issued.

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

	4/30/2014	10/31/2013
Gross Carrying Amount	$15,256,688	$15,256,688
Accumulated Amortization	(6,361,552)	(6,007,190)
Net Carrying Amount	$8,895,136	$9,249,498

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended April 30, 2014 and 2013 was $177,181 and $177,181, respectively. Amortization expense for the six months ended April 30, 2014 and 2013 was $354,362 and $354,362, respectively.

Estimated amortization expense is as follows

10/31/2014 (Remaining)	354,362
10/31/2015	708,723
10/31/2016	708,723
10/31/2017	708,723
10/31/2018	708,723

The Intellectual Property is evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 thru 35-35.  An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value. During its annual impairment testing, the Company did not identify an impairment loss.

Note 6 - Related Party Payables

During the three months ended April 30, 2014 and 2013, the Company recorded interest of $518 and $518, respectively, and during the six months ended April 30, 2014 and 2013, the Company recorded interest of $1,036 and $1,036, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

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

On April 11, 2014 the Company canceled 787,500 shares of its restricted common stock which had been issued to an employee for compensation of $78,750 incurred in fiscal 2013.  Upon return of the shares, the Company credited $78,750 to Accrued Compensation.

On December 11, 2013 the Company canceled 1,705,152 shares of its S-8 registered common stock which had been issued to an employee for compensation and out of pocket expenses incurred in fiscal 2013 of $72,263.  Upon return of the shares, the Company credited $72,263 to Accrued Compensation.

Note 8 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

On April 21, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from four billion (4,000,000,000) to eight billion (8,000,000,000) shares with the Secretary of State of Nevada.  At a meeting held on April 2, 2014, and in conjunction with a unanimous consent of the Board on April 17, 2014,the Board authorized management to increase the number of shares authorized to eight billion shares (8,000,000,000).  The additional four billion (4,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock.  The Company mailed the Notice of Stockholder Action by Written Consent to the Stockholders on May 5, 2014. The authorized share increase will become effective on the date that the Company files the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada.  The Company filed the Amendment with the Secretary of State of the State of Nevada on May 6, 2014.  On May 6, 2014, the Company filed with the SEC a definitive Schedule 14C Information Statement thereby confirming the effectiveness of the preliminary Schedule 14C Information Statement filed on April 21, 2014.

On March 6, 2014, the Company issued 25,000,000 shares of its common stock to reduce certain outstanding accounts payable in the amount of $15,875. The shares were valued at $.0008 representing the approximate trading price of the Company’s common stock at the time of the issuance. The total transaction value was $20,000. The financing cost of the transaction was $4,125.

On March 18, 2014, the Company issued 25,000,000 shares of its common stock to reduce certain outstanding accounts payable in the amount of $15,875. The shares were valued at $.0009 representing the approximate trading price of the Company’s common stock at the time of the issuance. The total transaction value was $22,500. The financing cost of the transaction was $6,625.

On December 19, 2013, the Company issued 11,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $10,000.  The shares were valued and issued at a negotiated per share price of $.0009, a share price which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

On November 21, 2013, the Company issued 1,000,000 shares of its common stock to Randy McNeil pursuant to a stock purchase agreement with Mr. McNeil on September 12, 2013 for $5,000.  The purchase price per share of the common stock of  $.005 represents a negotiated per share price which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

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

On November 13, 2013, the Company issued 24,000,000 common shares to reduce certain outstanding accounts payable in the amount of $10,500. The Company incurred finance charges of $20,700 in connection with the issuance of the shares. The shares were valued at $.0013 representing the approximate trading price of the Company’s common stock at the time of the issuance.

During the six months ended April 30, 2014, the Company issued 61,755,953 shares of its common stock to Southridge Partners II for payment of $27,500 of fees related to an Equity Purchase Agreement entered into with Southridge Partners II in December 2012.  The shares were issued at prevailing market prices of the Company’s common stock at the time of issuance.

On April 29, 2014 the Company issued 14,285,000 shares of its common stock to an attorney escrow in connection with a Breakup Fee Agreement and a corresponding fee of $10,000 with Adar Bays which grants a right to the Company to cancel the certain promissory notes with Adar Bays, prior to November 1, 2014. The shares were issued at $.0007 commensurate with prevailing market prices of the Company’s common stock at the time of issuance.

During the six months ended April 30, 2014, the Company issued 314,246,822 shares of its common stock to JMJ Financial for conversion of principal and unpaid interest of $111,959.

During the six months ended April 30, 2014, the Company issued 198,072,984 shares of common stock to Asher Enterprises to convert short-term convertible promissory notes in the aggregate amount of $65,450.

During the six months ended April 30, 2014, the Company issued 653,088,617 shares of common stock to GEL Properties, LLC (“GEL”) to convert short-term convertible promissory notes in the aggregate of $279,619.

During the six months ended April 30, 2014, the Company issued 153,271,319 shares of common stock to Magna Group to convert short-term convertible promissory notes in the aggregate of $78,164.

Non-Controlling Interest

In connection with the reverse acquisition disclosed in Note 1, initially approximately 14% of BioLabs’ common shareholders did not participate in the exchange of their shares of BioLabs’ common stock for shares of common stock of the Company. Those shareholders are recognized as a non-controlling interest in the Company’s condensed consolidated financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of BioLabs’ and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while BioLabs’ shares included in the non-controlling interest held by the non-controlling interest represent ownership of that legal entity.

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	(241,693)
Non-Controlling Interest at October 31, 2011	328,583
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2012	(219,981)
Non-Controlling Interest at October 31, 2012	108,602
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2013	(269,303)
Non-Controlling Interest at October 31, 2013	(160,701)
Non-Controlling interest Share of Net Loss for the six months ended April 30, 2014	(139,327)
Non-Controlling Interest at April 30, 2014	$(300,028)

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 59,493 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of April 30, 2014 and October 31, 2013.

Note 9 – Convertible Notes Payable

	April 30, 2014 (Unaudited)	October 31, 2013
Adar Bays, LLC	$38,775	$-
Asher Enterprises, Inc.	-	108,090
Ben Hanafin	2,500	-
GEL Properties LLC	372,824	-
Hanover Holdings LLC	37,244	-
James Casserly	28,649	26,236
JMJ Financial	67,223	111,960
John Sikora	115,374	-
KBM Worldwide Inc.	53,407	-
LG Capital Funding LLC	35,222	-
Randy McNeil	16,944	15,518
Ray Dunning	171,148	97,079
Robert Machinist	25,000	-

Total Convertible Notes Payable	964,310	358,883
Debt Discount	(490,712)	(91,167)
Convertible Notes Payable Net of Debt Discount	$473,598	$267,716

Adar Bays, LLC
On April 28, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, a Florida Limited Liability Company for the sale and issuance of an 8% convertible promissory note in the principal amount of $77,500 (the “Note”). The Company received payments in the amounts of $38,750 on April 29, 2014 and $38,750 on May 8, 2014.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning at any time after the requisite Rule 144 period. The conversion price of the Note shall be equal to 55% multiplied by the market price (as defined in the Note). The Note matures on April 28, 2015. Interest on the Note accrues at a rate of 8% per annum. The loan balance including accrued interest was $38,775 at April 30, 2014.

Asher Enterprises, Inc.
As of October 31, 2013, the Company had two convertible notes outstanding with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) with aggregate principal and accrued interest of $108,090.  The principal balance of the Notes are convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Notes. The conversion price of the Notes shall be equal to 51% multiplied by the market price (as defined in the Notes). The Notes matures on February 6, 2014 and July 17, 2014 respectively. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Notes accrues at a rate of 8% per annum. The Notes contain customary default provisions, including provisions for potential acceleration of the Notes, a default premium, and default interest of 22%.

During the six months ended April 30, 2014, the Company received several notices of conversion from Asher, and pursuant to those notices issued 198,072,984 shares of common stock in partial settlement of  $65,540 of the outstanding convertible loan balance .

On April 10, 2014, the Company made a cash payment to Asher Enterprises, Inc. in the amount of $65,324 to satisfy in full, the remaining 8% convertible promissory note issued by the Company to Asher Enterprises, Inc.

Ben Hanafin
On January 2, 2014, the Company issued a convertible promissory note (the “Hanafin Note”) to Ben Hanafin, a member of the Company’s Board of Directors, in the amount of $2,500. The Hanafin Note is due on January 2, 2015, and bears interest at 18% per annum. Mr. Hanafin has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of January 2, 2015. The loan balance was $2,500  at April 30, 2014.

GEL Properties LLC
During the six months ended April 30, 2014, the Company issued five convertible promissory notes to GEL Properties, LLC (“GEL”) in the aggregate amount of $135,000, due on various dates through March 19, 2015, all of which bear interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of these Notes then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal  to 55% (1 note) and 65% (4 notes) of the lowest closing bid price of the Common Stock for any of the five trading days, including the day upon which the upon which the notice of conversion is received by the Company.

During the six months ended April 30, 2014, the Company issued  an additional ten (10) convertible promissory notes to GEL in the aggregate amount of $515,074, due on various dates  through  April 29, 2015,  eight (8) of which bear interest at 6% and  two (2) at 8% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of these Notes then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65%  (8 notes) and 55% (2 notes) of the lowest closing bid price of the Common Stock. These Notes were issued in connection the direct settlement by GEL with certain convertible notes holders of the Company.

 During the six months ended April 30, 2014 the Company received several notices of conversion from GEL, and pursuant to those notices issued an aggregate amount of 653,088,617 shares of common stock to settle loan proceeds in the amount of $279,610.

The balance outstanding including accrued interest at April 30, 2014 was $372,824.

Hanover Holdings LLC
On February 11, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hanover Holdings I, LLC, (the “Holder”) for the sale and issuance of a 12% convertible promissory note in the principal amount of $36,500.00 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, at any time during the period beginning on February 11, 2014 and ending on the maturity date of February 11, 2015. The conversion price of the Note shall be equal to 45% from the lowest trading price in the five days prior to the day that the Company receives requests for conversion.  The Note matures on February 11, 2015. Interest on the Note accrues at a rate of 12% per annum.  The loan balance including accrued interest was $37,244 at April 30, 2014.

James Casserly
On July 16, 2013, the Company issued a convertible promissory note (the “Casserly Note”) to James Casserly in the amount of $25,000. The Casserly Note is due on July 15, 2014, and bears interest at 18% per annum. Mr. Casserly has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of July 15, 2014. The balance outstanding including accrued interest at April 30, 2014 was $28,649.

JMJ Financial
On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”), of which $215,000 has been received through the date of this report including $55,000 received during the six months ended April 30, 2014. The maturity date is one year from the date of each payment. JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.09 per share of 70% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible.  During the six months ended April 30, 2014 the Company received eleven notices of conversion from JMJ, and pursuant to those notices issued 314,246,822 shares of common stock to settle loan proceeds in the collective amount of $111,959.  At April 30, 2014 the JMJ aggregate loan balance was $67,223 including accrued interest of $12,223.

John Sikora
During the three months ended April 30, 2014, the Company issued convertible promissory notes in consideration for outstanding consulting fees payable to John Sikora in the amount of $111,000, due on August 1, 2014  and September 20, 2014 (the “Maturity Date”), which bear interest at 18% per annum. Mr. Sikora is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date. The balance outstanding including accrued interest was $$115,374 at April 30, 2014.

KBM Worldwide Inc
On March 26, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with KBM Worldwide, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $53,000 (the “Note”). The Purchase Agreement became effective on April 8, 2014 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 50% multiplied by the market price (as defined in the Note). The Note matures on January 2, 2015. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%. The balance outstanding including accrued interest was $53,407 at April 30, 2014.

LG Capital Funding LLC
On April 2, 2014, the Company issued a convertible promissory note to LG Capital Funding, LLC (“LG”) in the amount of $35,000, due on April 2, 2015, which bears interest at 8% per annum. LG is entitled, at its option, at any time after 180 days, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the lowest closing bid price of the Common Stock for the prior fifteen days, including the date of receipt of the notice of conversion. The balance outstanding including accrued interest was $35,222 at April 30, 2014.

Randy McNeil
On August 19, 2013, the Company entered into and issued a convertible promissory note (the “McNeil Note”) to Randy McNeil in the amount of $15,000. The McNeil Note is due on August 18, 2014, and bears interest at 18% per annum. Mr. McNeil has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of August 18, 2014. The balance outstanding including accrued interest at April 30, 2014 was $16,944

Ray Dunning
At October 31, 2013, the aggregate Ray Dunning Convertible Loan balance was $97,079 including accrued interest of $2,679. These loans bear interest at 8% per annum. Mr. Dunning has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.08 the average closing price of the Company’s common stock for the 10 preceding days of January 31, 2013.

During the six months ended April 30, 2014, Mr. Dunning agreed to transfer the carrying value of his convertible notes including accrued interest to GEL in consideration for $97,919.

On  January 15, 2014 and February 1, 2014, the Company issued a convertible promissory notes  in consideration of outstanding consulting fees payable to Ray Dunning in the amount of $114,725 , due on January 1, 2015 (the “Maturity Date”) and $51,500, due on February 1, 2015 (the “Maturity Date”), which bears interest at 8% per annum. Mr. Dunning is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date. The balance outstanding including accrued interest at April 30, 2014 was $171,148.

Robert Machinist
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

Note 10 – Convertible Loans from Stockholders

	April 30, 2014 (Unaudited)	October 31, 2013
Michael Francis	$488,344	$610,851
Capara Investments	885,663	851,440
Herb Kozlov	-	75,000

Total Convertible Notes Payable	1,374,007	1,537,291
Less: Current Portion	(886,341)	(75,000)
Convertible Notes Payable Net of Current Portion	$481,666	$1,462,291

Michael D. Francis
On July 1, 2013, the Company entered into a promissory note modification agreement (the “Francis Modification”) with Michael D. Francis, a shareholder of the Company in the amount of $560,918.   At October 31, 2013, the Francis Modification balance was $610,858 including accrued interest of $59,851. These Francis Modification bears interest at 18% per annum, and Mr. Francis has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to $.005 per share which is equal to the average closing trading price of the Company’s common stock for the 5 preceding days of July 1, 2013.

On April 11, 2014, Mr. Francis entered into a Debt Purchase Agreement with GEL (the “Francis GEL Purchase”) in the amount of $560,918 representing the principal portion of the Francis Modification.  The Francis GEL Purchase provides for four installment closings, and during the six months ended April 30, 2014, Mr. Francis closed on two installments by assigning principal including accrued interest to GEL in consideration for $289,275.

On April 2, 2014, the Company issued a convertible promissory note in the amount of $97,010 due on April 1, 2015 (the “Maturity Date”) representing accrued and unpaid interest on the Francis Modification through April 2, 2014.  The convertible promissory note bears interest at 18% per annum.  Mr. Francis is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

After consideration of the GEL Purchase closings in the amount of $289,275, and the convertible promissory note issued by the Company on April 2, 2014 in the amount of 97,010, the balance principal and accrued and unpaid interest of the Francis Modification at April 30, 2014 was $293, 567.

On April 17, 2014, the Company issued a convertible promissory note to Michael Francis in the amount of $70,000, due on April 16, 2015 (the “Maturity Date”), which bears interest at 18% per annum. Mr. Francis is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

On November 4, 2013, the Company issued a convertible promissory note to Michael Francis in the amount of $25,000 in consideration for a cash payment.  The convertible promissory note is due on November 3, 2014 (the “Maturity Date”), and bears interest at 18% per annum. Mr. Francis is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

The balance outstanding including accrued interest at April 30, 2014 was $488,344.

Capara Investments
The Company issued seven unsecured promissory notes to Capara Investments, (“Capara”) from November 13, 2009 to October 24, 2011 in the aggregate of principal amount of $655,000 (the “Capara Notes”).  Each of the Capara Notes bears an 8% annual interest rate,  is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in each of the Capara Notes), will automatically be exchanged for, solely at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Capara Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Capara Notes) of one share of our common stock as of the date of such exchange of one share of our common stock as of the date of such exchange).   On each three (3) month anniversary of the issuance of each Capara Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Capara Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Capara Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Capara Note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing.  The sole member of Capara Investments, Raj Pamani, is a former member of our Board and a shareholder of the Company.  On April 30, 2014 the aggregate balance of principal and accrued and unpaid interest on the Capara Notes is $885,463.  The aggregate current portion of principal and accrued and unpaid interest for maturities occurring in fiscal 2014 and 2015 on the Capara Notes is $691,563.  The aggregate long-term portion of principal and accrued interest for maturities occurring after August 30, 2014 is $194,100.

Herb Kozlov
On November 11, 2013, the Company issued a Promissory Note to Herb Kozlov, a shareholder of the Company (the “Kozlov Note”), for the satisfaction of a promissory note issued by the Company to Mr. Kozlov on December 6, 2010.  Pursuant to the Kozlov Note, the Company promises to pay $75,000 plus any accrued and unpaid interest on June 1, 2014.  Interest will accrue at the rate of fourteen (14%) per annum.  Mr. Kozlov will have the right to receive payment of the Kozlov Note in shares of common stock of the Company at the lower of $.03 per share, or the closing price of such shares on the day proceeding the date when the notice of full or partial conversion is tendered.  On February 28, 2014 Mr. Kozlov assigned his note to Magna Group, LLC.

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

The Company evaluated the conversion option embedded in its Convertible notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note. Accordingly, the embedded conversion option in the Convertible notes are classified as derivative liabilities at the conversion dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the intrinsic value method. The gross proceeds of Convertible notes issued during the six months ended April 30, 2014 were recorded net of a discount of $1,004,090 related to the derivative liability. The debt discount will be charged to amortization of debt discount ratably over the term of the Convertible notes. The Company recorded an amortization of the debt discount in the amount of $152,968 and $193,382 for the three and six months ended April 30, 2014 and 2013 and $102,719 and $212,361 for three and six months ended April 2013, respectively.

Note 11 – Commitments & Contingencies

Litigation
On September 13, 2013, the Company received a claim for arbitration from James Crane, a former Chief Financial Officer of the Company in 2009.  Mr. Crane asserts claims against the Company for breach of contract, fraud, negligence, negligent misrepresentation, unjust enrichment and deceptive business practices related to unpaid fees and damages in the amount of $371,804 pursuant consulting agreement between Mr. Crane and the Company.  The Company has retained counsel and is defending the matter.

On November 26, 2012, the Company filed a complaint against Raj Pamani, a shareholder and former director of the Company in the Superior Court of New Jersey Essex County: Chancery Division (“the Complaint”).  Included also as defendants were several entities to which in 2009 the Company awarded approximately 13 million shares of its common stock in consideration for consulting contracts which the Company has concluded were fraudulently induced and were later deemed to be worthless (the “Defendant Entities”).  By causing the Company to enter into the contracts to its detriment in favor of Mr. Pamani’s and the Defendant Entities self-enrichment, the Company seeks to recover damages incurred from the actions of Mr. Pamani and the Defendant Entities as a result of self-dealing, breach of fiduciary duty, breach of loyalty and fraud.  On March 21, 2014 the Superior Court of New Jersey Essex County: Chancery Division entered an order for final judgment in favor of BioNeutral.  The final judgment demands the reimbursement to be made by the Defendant to BioNeutral of an aggregate amount of $412,900 payments caused by the Defendant Entities.  Also contained within the final judgment with respect to the 13 million shares of its common stock in consideration for fraudulently induced consultant contracts, the Defendant Entities must return to BioNeutral any unsold stock certificates, and also, the Pamani Defendants must reimburse BioNeutral for any stock sold to innocent third parties in an amount to be determined by a further submission to the Court by BioNeutral.

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

Note 12 - Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued.  All appropriate subsequent event disclosure, if any, have been made in the notes to the condensed consolidated financial statements.

On June 19, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from eight billion (8,000,000,000) to seventeen billion (17,000,000,000) shares with the Secretary of State of Nevada. Pursuant to a resolution of unanimous consent of the Board of Directors on June 17, 2014, the Board authorized management to increase the number of shares authorized to seventeen billion shares (17,000,000,000). The additional nine billion (9,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock. The Company will mail the Notice of Stockholder Action by Written Consent to the Stockholders on or about July 1, 2014. The authorized share increase will become effective on the date that the Company files the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada.

On May 21, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”) for the sale and issuance of a secured convertible promissory note in the principal amount of $335,000 and any interest, fees, charges.  (the “Typenex Note”).  The Typenex Note carries an Original Issue Discount (“OID”) of $30,000. In addition, the Company agreed to pay $5,000 to Typenex to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the Typenex Note.  Interest is payable on the Typenex Note at 10% per annum.  The Typenex Note is exercisable in eleven (11) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $49,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents (“Tranche #1”), which was funded to the Company on May 28, 2014, and (ii) ten (10) additional Tranches, the first nine (9) of which are in the amount of $27,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents, and the last of which is in the amount of $38,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note. The conversion price for each Tranche conversion into shares of the Company’s common stock shall be the lesser of (i) the Lender Conversion Price of $.0015, and (ii) 65% of the average of the three (3) lowest VWAPs (volume weighed average price) in the twenty (20) trading days immediately preceding the applicable conversion, provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) trading days immediately preceding any date of measurement is below $0.0005, then in such event the then-current conversion factor shall be reduced by 5% for all future conversions (e.g., 65% to 60%).  The Tranches are payable thirteen months after payment to the Company.  The Company granted a security agreement to Typenex in connection with the Securities Purchase Agreement which provides Typenex with a security interest in those certain Tranches or “Investor Notes” comprised of Tranche #1, Tranche #2, Tranche #3, Tranche #4, Tranche #5, Tranche #6, Tranche #7, Tranche #8, and Tranche #9) issued by Secured Party in favor of Debtor on May 21, 2014, in the initial principal amounts of $25,000 each, that certain Tranche #10 issued by Secured Party in favor of Debtor on May 21, 2014, in the initial principal amount of $35,000, and any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof.  The Company did not grant a security interest in the general assets of the Company to Typenex.  Under and concurrently with the securities purchase agreement with Typenex, we also issued to Typenex a warrant to purchase the number of shares equal to $167,500 divided by the higher of: (i) the closing price of the common stock on the issue date; and (ii) the VWAP (as defined below) of the common stock for the trading day that is two (2) trading days prior to the exercise date. The Typenex warrant may also be exercised by cashless exercise.

On May 12, 2014, the Company issued a promissory note to Reed Smith LLP in the amount of $152,414, which bears interest at 6% per annum.  The Company is obligated to make payments under this note in full in two installments. The first installment shall be in the amount of $50,000 of principal plus all accrued interest, and shall be due on December 31, 2014, without any requirement of demand or notice from Reed Smith LLP. The second installment shall be in the amount of $152,414 of principal plus all accrued interest (less any payments of principal previously made by the Company), and shall be due on June 1, 2015.  The promissory note securitizes $152,414 of legal expenses incurred from 2007 through 2011, of which $136,848 had previously been recorded and classified on the Company’s balance sheet in “Accounts Payable and Accrued Expense” and $15,566 represents a reconciliation of outstanding legal invoices payable to Reed Smith LLP which were not previously recorded by the Company.

On May 7, 2014, the Company issued a convertible promissory note to Michael Francis, a shareholder of the Company, in the amount of $63,000, due on May 6, 2015 (the “Maturity Date”), which bears interest at 18% per annum. Mr. Francis is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

On May 6, 2014, the Company filed with the SEC a definitive Schedule 14C Information Statement thereby confirming the effectiveness of the preliminary Schedule 14C Information Statement filed on April 21, 2014 described below.

On May 6, 2014, the Company issued 34,722,222 shares of its common stock to Southridge Partners II for payment of $12,500 of fees related to an Equity Purchase Agreement entered into with Southridge Partners II in December 2012.  The shares were issued at $.00036 per share which represented the approximate prevailing market prices of the Company’s common stock at the time of issuance.

On May 22, 2014, the Company issued 10,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $5,000.  The shares were valued and issued at a share price of $.0005 which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

On June 2, 2014, the Company issued 125,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $55,000.  The shares were valued and issued at share prices which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

Subsequent to April 30, 2014 the Company received notices of conversion from GEL, and pursuant to those notices issued 1,144,999,999 shares of common stock to settle loan proceeds in the aggregate amount of $189,225.

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

Recent Developments

Subsequent to October 31, 2013 the Company received notices of conversion from JMJ, Asher, Magna and GEL, and pursuant to those notices issued 2,463,679,741 shares of common stock to settle loan proceeds in the aggregate amount of $724,417.

On June 19, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from eight billion (8,000,000,000) to seventeen billion (17,000,000,000) shares with the Secretary of State of Nevada. Pursuant to a resolution of unanimous consent of the Board of Directors on June 17, 2014, the Board authorized management to increase the number of shares authorized to seventeen billion shares (17,000,000,000). The additional nine billion (9,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock. The Company will mail the Notice of Stockholder Action by Written Consent to the Stockholders on or about July 1, 2014. The authorized share increase will become effective on the date that the Company files the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada.

On June 2, 2014, the Company issued 125,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $55,000. The shares were valued and issued at share prices which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

On May 22, 2014, the Company issued 10,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $5,000. The shares were valued and issued at a share price of $.0005 which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

On May 21, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”) for the sale and issuance of a secured convertible promissory note in the principal amount of $335,000 and any interest, fees, charges.  (the “Typenex Note”).  The Typenex Note carries an OID of $30,000.00. In addition, the Company agreed to pay $5,000 to Typenex to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the Typenex Note.  Interest is payable on the Typenex Note at 10% per annum.  The Typenex Note is exercisable in eleven (11) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $49,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents (“Tranche #1”), which was funded to the Company on May 28, 2014, and (ii) ten (10) additional Tranches, the first nine (9) of which are in the amount of $27,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents, and the last of which is in the amount of $38,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note. The conversion price for each Tranche conversion into shares of the Company’s common stock shall be the lesser of (i) the Lender Conversion Price of $.0015, and (ii) 65% of the average of the three (3) lowest VWAPs (volume weighed average price) in the twenty (20) trading days immediately preceding the applicable conversion, provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) trading days immediately preceding any date of measurement is below $0.0005, then in such event the then-current conversion factor shall be reduced by 5% for all future conversions (e.g., 65% to 60%).  The Tranches are payable thirteen months after payment to the Company.  The Company granted a security agreement to Typenex in connection with the Securities Purchase Agreement which provides Typenex with a security interest in those certain Tranches or “Investor Notes” comprised of Tranche #1, Tranche #2, Tranche #3, Tranche #4, Tranche #5, Tranche #6, Tranche #7, Tranche #8, and Tranche #9) issued by Secured Party in favor of Debtor on May 21, 2014, in the initial principal amounts of $25,000 each, that certain Tranche #10 issued by Secured Party in favor of Debtor on May 21, 2014, in the initial principal amount of $35,000, and any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof.  The Company did not grant a security interest in the general assets of the Company to Typenex.  Under and concurrently with the securities purchase agreement with Typenex, we also issued to Typenex a warrant to purchase the number of shares equal to $167,500 divided by the higher of: (i) the closing price of the common stock on the issue date; and (ii) the VWAP (as defined below) of the common stock for the trading day that is two (2) trading days prior to the exercise date. The Typenex warrant may also be exercised by cashless exercise.

On May 12, 2014, the Company issued a promissory note to Reed Smith LLP in the amount of $152,414, which bears interest at 6% per annum.  The Company is obligated make payments under this note in full in two installments. The first installment shall be in the amount of $50,000 of principal plus all accrued interest, and shall be due on December 31, 2014, without any requirement of demand or notice from Reed Smith LLP. The second installment shall be in the amount of $152,414 of principal plus all accrued interest (less any payments of principal previously made by the Company), and shall be due on June 1, 2015.  The promissory note securitizes $152,414 of legal expenses incurred from 2007 through 2011, of which $136,848 had previously been recorded and classified on the Company’s balance sheet in “Accounts Payable and Accrued Expense” and $15,566 represents a reconciliation of outstanding legal invoices payable to Reed Smith LLP which were not previously recorded by the Company.

On May 7, 2014, the Company issued a convertible promissory note to Michael Francis, a shareholder of the Company, in the amount of $63,000, due on May 6, 2015 (the “Maturity Date”), which bears interest at 18% per annum. Mr. Francis is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

On May 6, 2014, the Company issued 34,722,222 shares of its common stock to Southridge Partners II for payment of $12,500 of fees related to an Equity Purchase Agreement entered into with Southridge Partners II in December 2012. The shares were issued at $.00036 per share which represented the approximate prevailing market prices of the Company’s common stock at the time of issuance.

On May 6, 2014, the Company filed with the SEC a definitive Schedule 14C Information Statement thereby confirming the effectiveness of the preliminary Schedule 14C Information Statement filed on April 21, 2014 described below.

On April 29, 2014, the Company issued a convertible promissory note to GEL Properties, LLC (“GEL”) in the amount of $134,400, due on April 28, 2015, which bears interest at 8% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 55% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased the principal amount of $128,000 plus accrued and unpaid interest of $6,400 for a total of $134,400 of a $560,918 promissory note issued to Mr. Francis on July 1, 2013.

On April 28, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, a Florida Limited Liability Company for the sale and issuance of an 8% convertible promissory note in the principal amount of $77,500 (the “Note”). The Company received payments in the amounts of $38,750 on April 29, 2014 and $38,750 on May 8, 2014.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning at any time after the requisite Rule 144 period. The conversion price of the Note shall be equal to 55% multiplied by the market price (as defined in the Note). The Note matures on April 28, 2015. Interest on the Note accrues at a rate of 8% per annum.

On April 22, 2014, the Company submitted a withdrawal to the Securities and Exchange Commission of the S-1 Registration Statement originally filed February 21, 2013.

On April 21, 2014, the Company filed a preliminary Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from four billion (4,000,000,000) to eight billion (8,000,000,000) shares.  The Board of Directors and a majority vote of the stockholders authorized management to increase the number of shares authorized to eight billion shares.  The additional four billion (4,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock.  We mailed the Notice of Stockholder Action by Written Consent to the Stockholders on May 5, 2014. The authorized share increase will become effective on the date that we file the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada.  We filed the Amendment with the Secretary of State of the State of Nevada on May 6, 2014.

On April 17, 2014, the Company issued a convertible promissory note to Michael Francis, a shareholder of the Company, in the amount of $70,000, due on April 16, 2015 (the “Maturity Date”), which bears interest at 18% per annum. Mr. Francis is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

On April 11, 2014, the Company issued a convertible promissory note to GEL Properties, LLC (“GEL”) in the amount of $154,875, due on April 11, 2015, which bears interest at 8% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 55% of the lowest closing bid price of the Common Stock for any of the five trading days, including the day upon which the upon which the notice of conversion is received by the Company.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased the principal amount of $147,500 plus accrued and unpaid interest of $7,375 for a total of $154,875 of a $560,918 promissory note issued to Mr. Francis on July 1, 2013.

On April 10, 2014, the Company made a cash payment to Asher Enterprises, Inc. in the amount of $65,324 to satisfy in full an 8% convertible promissory note issued by the Company to Asher Enterprises, Inc. on October 15, 2013 in the principal amount of $42,500 plus accrued and unpaid interest and a prepayment penalty.

On April 2, 2014, the Company issued a convertible promissory note to Michael Francis, a shareholder of the Company, in the amount of $97,009 representing accrued and unpaid interest earned on a promissory note issued in the amount of $560,918 on July 1 2013.  The convertible promissory note is due on April 1, 2015 (the “Maturity Date”), and bears interest at 18% per annum. Mr. Francis is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

On April 2, 2014, the Company issued a convertible promissory note to LG Capital Funding, LLC (“LG”) in the amount of $35,000, due on April 2, 2015, which bears interest at 8% per annum. LG is entitled, at its option, at any time after 180 days, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the lowest closing bid price of the Common Stock for the prior fifteen days, including the date of receipt of the notice of conversion.

On March 26, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Asher Enterprises, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $53,000 (the “Note”). The Purchase Agreement became effective on April 8, 2014 when the transaction closed.  The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 51% multiplied by the market price (as defined in the Note). The Note matures on January 2, 2015. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

On March 21, 2014 the Superior Court of New Jersey Essex County: Chancery Division entered an order for final judgment in favor of BioNeutral.  The final judgment demands the reimbursement to be made by the Defendant to BioNeutral of an aggregate amount of $412,900 payments caused by the Defendant Entities.  Also contained within the final judgment with respect to the 13 million shares of its common stock in consideration for fraudulently induced consultant contracts, the Defendant Entities must return to BioNeutral any unsold stock certificates, and also, the Pamani Defendants must reimburse BioNeutral for any stock sold to innocent third parties in an amount to be determined by a further submission to the Court by BioNeutral.

On March 20, 2014, the Company issued a convertible promissory note in consideration for outstanding consulting fees payable to John Sikora in the amount of $21,000, due on September 20, 2014 (the “Maturity Date”), which bears interest at 18% per annum. Mr. Sikora is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

On March 19, 2014, the Company issued a convertible promissory note to GEL in the amount of $15,657, due on March 19, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 55% of the lowest closing bid price of the Common Stock for any of the five trading days, including the day upon which the upon which the notice of conversion is received by the Company.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to JJS Consulting on August 31, 2013 from the Company in the amount of $15,000 plus accrued and unpaid interest.

On March 19, 2014, the Company issued a convertible promissory note to GEL in the amount of $15,960, due on March 19, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 55% of the lowest closing bid price of the Common Stock for any of the five trading days, including the day upon which the upon which the notice of conversion is received by the Company . In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to DH Technical Consulting, LLC on May 31, 2013 from the Company in the amount of $15,000 plus accrued and unpaid interest.

On March 19, 2014, the Company issued a convertible promissory note to GEL in the amount of $52,191, due on March 19, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 55% of the lowest closing bid price of the Common Stock for any of the five trading days, including the day upon which the upon which the notice of conversion is received by the Company . In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to Ray Dunning on August 31, 2013 from the Company in the amount of $50,000 plus accrued and unpaid interest.

On March 19, 2014, the Company issued a convertible promissory note to GEL in the amount of $40,000, due on March 19, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 55% of the lowest closing bid price of the Common Stock for any of the five trading days, including the day upon which the upon which the notice of conversion is received by the Company.

On February 11, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hanover Holdings I, LLC, (the “Holder”) for the sale and issuance of a 12% convertible promissory note in the principal amount of $36,500 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, at any time during the period beginning on February 11, 2014 and ending on the maturity date of February 11, 2015. The conversion price of the Note shall be equal to 45% from the lowest trading price in the five days prior to the day that the Company receives requests for conversion.  The Note matures on February 11, 2015. Interest on the Note accrues at a rate of 12% per annum.

On February 28, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Magna Group, LLC, (the “Holder”) for the sale and issuance of a 12% convertible promissory note in the principal amount of $78,164 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, at any time during the period beginning on February 28, 2014 and ending on the maturity date of February 28, 2015The conversion price of the Note shall be equal to 45% From the lowest trading price in the five days prior to the day that Magna Group, LLC requests conversion. The Note matures on February 28, 2015. Interest on the Note accrues at a rate of 12% per annum.  In connection with the issuance of the Note, Magna purchased a promissory note issued to Herb Kozlov on November 11, 2013 from the Company in the amount of $75,000 plus accrued and unpaid interest.

On February 10, 2014, the Company issued a convertible promissory note to GEL in the amount of $44,071, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock.  In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to JJS Consulting June 30, 2013 from the Company in the amount of $42,000 plus accrued and unpaid interest. During the six months ended April 30, 2014 the Company received three notices of conversion from GEL, and pursuant to those notices issued 50,535,288 shares of common stock to settle the loan.

On February 10, 2014, the Company issued a convertible promissory note to GEL in the amount of $25,000, due on February 10, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock for any of the five trading days, including the day upon which the upon which the notice of conversion is received by the Company.

On February 1, 2014, the Company issued a convertible promissory note in consideration for outstanding consulting fees payable to John Sikora in the amount of $20,000, due on August 1, 2014 (the “Maturity Date”), which bears interest at 18% per annum. Mr. Sikora is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

On February 1, 2014, the Company issued a convertible promissory note in consideration for outstanding consulting fees payable to John Sikora in the amount of $70,000, due on August 1, 2014 (the “Maturity Date”), which bears interest at 18% per annum. Mr. Sikora is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

On February 1, 2014, the Company issued a convertible promissory note in consideration of outstanding consulting fees payable to Ray Dunning in the amount of $114,725, due on January 1, 2015 (the “Maturity Date”), which bears interest at 8% per annum. Mr. Dunning is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

On January 15, 2014, the Company issued a convertible promissory note to Ray Dunning in the amount of $51,500, due on February 1, 2015 (the “Maturity Date”), which bears interest at 8% per annum. Mr. Dunning is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

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

Plan of Operation

Our strategic plan for our fiscal year ended October 31, 2014 is focused on leveraging developments in the United States for our Ygiene™ professional disinfectant product and continuing our work within the regulatory process of the U.S. for EPA registration of additional variations of Ygiene™.  Our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product were registered and approved with the US EPA on February 28, 2011.  Subsequently, we have registered Ygiene™ in 32 US states for sale and distribution. Our Ygiene™ was registered with the German Bundesanstalt für Arbeitsschutz und Arbeitsmedizin, a German government sanctioned institute for safety and health, on January 5, 2010 and November 30, 2009, respectively.  As a result of such registrations, we are permitted to sell such Ygiene™ based products in Germany, although we have not sold any of our products in Germany and currently do not have adequate resources to attempt to make any such sales or to have our products manufactured for sale.  We believe these registrations present us with a strong and dynamic platform for accessing well developed global markets for commercial use of our Ygiene™ professional disinfectant product and multipurpose cleaner and disinfectant product.

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

Results of Operations

Comparison of Results of Operations for the three months ended April 30, 2014 and for the three months ended April 30, 2013.

Revenues:  During the three months ended April 30, 2014 the Company generated revenues of $14,229 as compared to revenues of $1,085 for the three months ended April 30, 2013. Our efforts have been focused on sales and marketing of our non-regulated Ogiene™ product line as well the sale of our Ygiene™ formulation in acute and long-term healthcare and industrial markets where pathogenic spores are present.  We are carrying forward our commercialization strategy begun in 2013 by developing relationships with selling organizations and distributors.

Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle.  To date our marketing efforts have led to many trials of our products.  Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care.

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

Operating Expenses:   Operating expenses were $818,131 the three months ended April 30, 2014 and $830,646 for the three months ended April 30, 2013 for a 2% decrease of $12,515.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Amortization and depreciation expense was $177,234 for three months ended April 30, 2014 and 2013.

Salaries expense for the three months ended April 30, 2014 was $202,555, an increase of 76% over amounts for the three months ended April 30, 2013, which were $115,403.  Overall compensation was higher in the three months ended April 30, 2014 as we are relying more heavily on sales consultants to execute the Company’s sales strategy.

Consulting fee expenses were $119,085 for the three months ended April 30, 2014 as compared to $210,323 for the three months ended April 30, 2013 for a 43% decrease of $91,238.  The decrease primarily reflects the overall reduction of sales consultants in 2014 to pivot the commercialization strategy in 2014 to engaging with distributors and private label contracts that require less involvement from the Company.

Total legal and accounting expenses for the three months ended April 30, 2014 were $134,864, an increase of $12,758 over amounts for the three months ended April 30, 2013 which were $122,106, reflecting legal fees associated with the Pamani matter.

Other Selling, General and Administrative Expenses for the three months ended April 30, 2014 were $184,393, a decrease of $21,187 over amounts for the three months ended April 30, 2013 which were $205,580.  The decrease is not considered material and reflects efforts by the Company to maintain its level of costs.

Other Income and Expense for the three months ended April 30, 2014 were $18,340, a 111% increase of $183,703 over amounts for the three months ended April 30, 2013 which were $165,363.  The decrease is primarily due to an increase in interest expense of $510,771 reflecting additional convertible note borrowing and derivative liability expenses incurred in connection with issuing variable priced convertible securities at amounts greater than fair value for the three months ended April 30, 2014, an increase of the amortization of debt discount of $50,239, offset by a reduction in the change in fair value of derivative liability of 616,057, and the elimination in 2014 of a reduction of costs incurred during for 2013 relating to a credit to consulting expense of $238,750 received pursuant to the settlement with Vinfluence.  The credit provided was a reimbursement of bonus compensation paid to Dr. Andy Kielbania for the year ended October 2011.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $830,153 for the three months ended April 30, 2014. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2013, our net loss was $664,554.  We anticipate we will experience a net loss in fiscal 2014 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

Comparison of Results of Operations for the six months ended April 30, 2014 and for the six months ended April 30, 2013.

Revenues:  During the six months ended April 30, 2014 the Company generated revenues of $21,233 as compared to revenues of $1,640 for the six months ended April 30, 2013.  Our efforts have been focused on sales and marketing of our non-regulated Ogiene™ product line as well the sale of our Ygiene™ formulation in acute and long-term healthcare and industrial markets where pathogenic spores are present.  We are carrying forward our commercialization strategy begun in 2013 by developing relationships with selling organizations and distributors.

Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle.  To date our marketing efforts have led to many trials of our products.  Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care.

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

Operating Expenses:   Operating expenses were $1,517,463 the six months ended April 30, 2014 and $1,511,873 for the six months ended April 30, 2013 for an increase of $5,590.  Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Amortization and depreciation expense was $354,468 for six months ended April 30, 2014 and 2013.

Salaries expense for the six months ended April 30, 2014 was $331,685, an increase of 2% over amounts for the six months ended April 30, 2013, which were $323,807.  Overall compensation was fairly consistent in the six months ended April 30, 2014 as compared to 2013.

Consulting fee expenses were $236,384 for the six months ended April 30, 2014 as compared to $220,473 for the six months ended April 30, 2013 for a 7% increase of $15,911.  The increase primarily reflects the addition of sales consultants in 2013 to execute the commercialization strategy that we launched in January 2013.

Total legal and accounting expenses for the six months ended April 30, 2014 were $242,507, a decrease of $25,512 over amounts for the six months ended April 30, 2013 which were $268,019, reflecting a decrease in legal fees associated with the Vinfluence matter which was settled in April 2013.

Other Selling, General and Administrative Expenses for the six months ended April 30, 2014 were $352,419, an increase of $7,313 over amounts for the six months ended April 30, 2013 which were $345,106.  Amounts incurred for 2014 were relatively comparable to amounts incurred for 2013.

Other Income and Expense for the six months ended April 30, 2014 was $144,721, a 271% increase of $229,579 over amounts for the six months ended April 30, 2013 which were $(84,858).  The increase is primarily due to an increase in interest expense of $572,500 reflecting additional convertible note borrowing and derivative liability expenses incurred in connection with issuing variable priced convertible securities at amounts greater than fair value for the six months ended April 30, 2014, offset by a reduction of the amortization of debt discount of $18,979, and a reduction in the change in fair value of derivative liability of 562,694, and the elimination in 2014 of a reduction of costs incurred during for 2013 relating to a credit to consulting expense of $238,750 received pursuant to the settlement with Vinfluence.  The credit provided was a reimbursement of bonus compensation paid to Dr. Andy Kielbania for the year ended October 2011.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $1,650,793 for the six months ended April 30, 2014. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2013, our net loss was $1,425,933.  We anticipate we will experience a net loss in fiscal 2014 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

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

Liquidity and Capital Resources

The Company had $3,286 of cash at April 30, 2014.  Cash used by operations for the six months ended April 30, 2014 was $459,342. The principal use of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the six months ended April 30, 2014, the Company raised $527,250 of cash from the issuance of convertible debentures to fund operations.

On December 12, 2012 the Company issued a convertible promissory note to JMJ financial in the amount of $250,000 of which it received payments through the date of this report of $220,000.  It expects to receive additional payments from JMJ under the note at various intervals during the calendar year 2014.

While the Company has been able to use proceeds from the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through May 1, 2015 and it will need to raise additional capital during fiscal 2014 to fund the full costs associated with its growth and development.

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

Changes in Internal Controls over Financial Reporting

During the six months ended April 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 13, 2013, the Company received a claim for arbitration from James Crane, a former Chief Financial Officer of the Company in 2009.  Mr. Crane asserts claims against the Company for breach of contract, fraud, negligence, negligent misrepresentation, unjust enrichment and deceptive business practices related to unpaid fees and damages in the amount of $371,804 pursuant consulting agreement between Mr. Crane the Company.  The Company has retained counsel and is defending the matter.

On November 26, 2012, the Company filed a complaint against Raj Pamani, a shareholder and former director of the Company in the Superior Court of New Jersey Essex County: Chancery Division (“the Complaint”).  Included also as defendants were several entities to which in 2009 the Company awarded approximately 13 million shares of its common stock in consideration for consulting contracts which the Company has concluded were fraudulently induced and were later deemed to be worthless (the “Defendant Entities”).  By causing the Company to enter into the contracts to its detriment in favor of Mr. Pamani’s and the Defendant Entities self-enrichment, the Company seeks to recover damages incurred from the actions of Mr. Pamani and the Defendant Entities as a result of self-dealing, breach of fiduciary duty, breach of loyalty and fraud.  On March 21, 2014 the Superior Court of New Jersey Essex County: Chancery Division entered an order for final judgment in favor of BioNeutral.  The final judgment demands the reimbursement to be made by the Defendant to BioNeutral of an aggregate amount of $412,900 payments caused by the Defendant Entities.  Also contained within the final judgment with respect to the 13 million shares of its common stock in consideration for fraudulently induced consultant contracts, the Defendant Entities must return to BioNeutral any unsold stock certificates, and also, the Pamani Defendants must reimburse BioNeutral for any stock sold to innocent third parties in an amount to be determined by a further submission to the Court by BioNeutral.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended April 30, 2014, the Company issued 61,755,953 shares of its common stock to Southridge Partners II for payment of $27,500 of fees related to an Equity Purchase Agreement entered into with Southridge Partners II in December 2012.  The shares were issued at prevailing market prices of the Company’s common stock at the time of issuance.

On April 29, 2014 the Company issued 14,285,000 shares of its common stock to attorney escrow in connection with a Breakup Fee Agreement and a corresponding fee of $10,000 with Adar Bays which grants a right to the Company to cancel the certain promissory notes with Adar Bays, prior to November 1, 2014. The shares were issued at $.0007 commensurate with prevailing market prices of the Company’s common stock at the time of issuance.

On December 19, 2013, the Company issued 11,000,000 shares to a consulting firm.  The Company recorded consulting fee expense of $10,000.  The shares were valued at $.0009 representing the approximate trading price of the Company’s common stock at the time of the issuance.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOUSURES

None.

ITEM 5.  OTHER INFORMATION

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

10.42	Note Satisfaction and Exchange Agreement between the Company and Herb Kozlov

10.64	Securities purchase agreement with Magna Group, LLC on February 28, 2014 for $78,164.38. *

10.65	Convertible promissory note with Hanover Holdings I, LLC on February 11, 2014 for $36,500. *

10.66	Convertible promissory note with GEL Properties on March 19, 2014 for $40,000. *

10.67	Convertible promissory note with GEL Properties on March 19, 2014 for $52,191.78. *

10.68	Convertible promissory note with GEL Properties on March 19, 2014 for $15,960. *

10.69	Convertible promissory note with GEL Properties on March 19, 2014 for $15,657.53. *

10.70	Securities Purchase Agreement with Asher Enterprises, Inc. on March 26, 2014 for $53,000. *

10.71	Convertible promissory note with LG Capital Funding, LLC on April 2, 2014 for $35,000. *

10.72	Convertible promissory note with GEL Properties on April 11, 2014 for $154,875.00. *

10.73	Convertible promissory note with Michael Francis on April 17, 2014 for $70,000.00. *

10.74	Securities purchase agreement with Adar Bays, LLC on April 28, 2014 for $77,500.00. *

10.75	Promissory note issued to Reed Smith LLP on May 12, 2014 for $152,414.00. *

10.76	Convertible promissory note with Michael Francis on May 7, 2014 for $63,000.00. *

10.77	Securities purchase agreement with Typenex Co-Investment, LLC on May 21, 2014 for $335,000.00. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

BIONEUTRAL GROUP, INC.

June 20, 2014	By:	/s/ Mark Lowenthal
Mark Lowenthal
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)