Form 10-Q
period 2014-07-31
BioNeutral Group, Inc
filed 2014-09-22
CIK 1427030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The number of shares of the registrant's common stock, par value $0.00001 per share, outstanding as of September 5, 2014 was 5,751,790,172 shares.

BIONEUTRAL GROUP, INC.

ITEM 1.  FINANCIAL STATEMENTS

BIONEUTRAL GROUP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2014	October 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$16,358	$702
Accounts Receivable - Net	3,452	9,911
Inventory	12,122	14,493
Total Current Assets	31,932	25,106

Property and Equipment - Net	198	357
Intellectual Property - Net	8,717,955	9,249,498
Other Assets	2,500	2,500

TOTAL ASSETS	$8,752,585	$9,277,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expense	$1,173,486	$1,087,876
Current Portion of Convertible Notes Payable, net of discount of $408,253 and $91,167 respectively	576,867	267,716
Current Portion of Convertible Loans from Stockholders	1,206,994	75,000
Promissory Notes Payable	155,755	-
Accrued Compensation	1,659,075	978,851
Related Party Payables	59,062	57,508
Derivative Liability	595,238	129,425
Current Liabilities	5,426,477	2,596,376

Long Term Liabilities
Convertible Loans from Stockholders – net of current portion	197,863	1,462,291
Total Long Term Liabilities	197,863	1,462,291

TOTAL LIABILITIES	5,624,340	4,058,667

Commitments and Contingencies

Equity:
BioNeutral Group, Inc. Stockholders’ Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, with
684,600 designated as follows
Convertible Preferred Stock, Series B, $.001 par value; 213,500 shares authorized, 53,491 issued and outstanding at
July 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $534,910 at July 31, 2014
and October 31, 2013, respectively.	54	54
Convertible Preferred Stock, Series C, $.001 par value; 100,000 shares authorized, 56,081 issued and outstanding at
July 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $560,810 at July 31, 2014
and October 31, 2013, respectively.	56	56
Convertible Preferred Stock, Series D, $.001 par value; 231,100 shares authorized, 128,251 issued and outstanding at
July 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $1,282,510 at July 31, 2014
and October 31, 2013, respectively.	128	128
Convertible Preferred Stock, Series E, $.001 par value; 140,000 shares authorized, 0 issued and outstanding at
July 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $0 at July 31, 2014 and October 31, 2013, respectively	-	-
Convertible Preferred Stock, Series F, $.001 par value; 51 shares authorized, 51 and 0 issued
and outstanding at July 31, 2014 and October 31, 2013, respectively.	-	-
Common Stock, $.00001 Par Value; 17,000,000,000 shares authorized,
5,481,790,172 and 252,034,393 issued and outstanding at July 31, 2014
and October 31, 2013, respectively.	54,818	2,520
Escrow Shares	(10,000)	-
Additional Paid-in Capital	64,192,666	63,402,660
Due from Vinfluence	(136,848)	(136,848)
Accumulated Deficit	(60,541,242)	(57,889,075)
Total BioNeutral Group, Inc. Stockholders’ Equity	3,559,632	5,379,495

Non controlling Interest	(431,446)	(160,760)
Preferred Stock, $.001 par value; 5,000,000 shares authorized, with 800,000 designated as follows
Convertible Preferred Stock, Series A, $.001 par value; 800,000 shares authorized, 59,484 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively.
Liquidation Preference $1,072,361 at July 31, 2014 and October 31, 2013, respectively,	59	59
Total Non controlling Interest	(431,387)	(160,701)

Total Equity	3,128,245	5,218,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,752,585	$9,277,461

See Notes to Condensed Consolidated Financial Statements

BIONEUTRAL GROUP, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Revenues	$8,861	$3,310	$30,093	$4,950

Cost of Revenues	3,068	1,174	14,022	1,732

Gross Profit	5,793	2,136	16,071	3,218

Operating Expenses
Depreciation and Amortization	177,234	177,234	531,702	531,702
Salaries	237,657	266,737	569,343	590,544
Consulting Expense	91,050	252,417	337,435	472,890
Legal and Accounting Expenses	191,797	48,740	424,792	316,759
Other Selling, General and Administrative Expenses	275,595	84,165	626,409	429,271
Total Operating Expenses	973,333	829,293	2,489,681	2,341,166

Loss from Operations	(967,540)	(827,157)	(2,473,610)	(2,337,948)

Other Income (Expense)
Interest Expense	(275,180)	(34,131)	(913,817)	(100,268)
Consulting Fee Reimbursement – Vinfluence Settlement	-	-	-	238,750
Amortization of debt discount	(270,865)	(212,920)	(464,248)	(425,281)
Change in Fair Value of Derivative Liability	241,521	(29,356)	928,822	95,250
Total Other Expense	(304,524)	(276,407)	(449,243)	(191,549)

Net Loss Before Income Taxes	(1,272,064)	(1,103,564)	(2,922,853)	(2,529,497)

Provision for Income Taxes	-	-	-	-

Net Loss	(1,272,064)	(1,103,564)	(2,922,853)	(2,529,497)

Loss Attributable to Non-controlling Interest	107,362	93,095	270,686	213,445

Net Loss Attributable to BioNeutral Group, Inc.	$(1,164,702)	$(1,010,469)	$(2,652,167)	$(2,316,052)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares outstanding Basic and Diluted Loss per Share	3,153,678,075	149,565,330	1,642,430,500	135,968,202

See Notes to Condensed Consolidated Financial Statements

 BIONEUTRAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,922,853)	$(2,529,497)
Adjustments to Reconcile Net Loss To Net Cash Used in Operating Activities
Stock Based Compensation	-	481,315
Depreciation and Amortization	531,702	531,702
Issuance of Stock related to professional services	110,000	20,342
Interest added to promissory notes	246,800	83,575
Change in fair value of derivative liability	(928,822)	(95,251)
Amortization of debt discount	464,248	425,281
Settlement of Consulting Expense – Vinfluence Settlement	-	(238,750)
Changes in Operating Assets and Liabilities
Accounts receivable	6,459	(1,259)
Inventory	2,371	(16,679)
Other Assets	-	11,996
Accounts Payable and Accrued Expenses	1,777,021	706,165
Related Party Payables	1,554	14,186

NET CASH USED IN OPERATING ACTIVITIES	(711,520)	(606,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Promissory Notes	792,500	614,000
Repayments of Convertible Promissory Notes	(65,324)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	727,176	614,000

NET INCREASE IN CASH	15,656	7,126

CASH, BEGINNING OF PERIOD	702	676

CASH, END OF PERIOD	$16,358	$7,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$22,824	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Return of shares and re-establishment of accrued compensation	$(151,013)	$-
Non-cash settlements of Accounts Payable and Accrued Expenses	$62,950	$57,826
Shares issued to escrow as security for transaction fees	$10,000	$-
Non-cash conversion of promissory note to common stock	$849,853	$223,115
Aggregate fair value of derivative liabilities issued	$1,394,635	$277,957
Non-cash settlement with Vinfluence	$-	$1,331,999

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

At July 31, 2014, the Company had negative working capital of $5,394,545. For the nine months ended July 31, 2014 the Company incurred a net loss of $2,922,853 and since inception has an accumulated deficit of $60,541,242. For the same period in 2013, the Company’s net loss was $2,529,497.  The Company anticipates it will experience a net loss in fiscal 2014 as it continues to pursue markets for the sale and distribution of its products and development of access to global markets.

The Company had $16,358 of cash at July 31, 2014.  Cash used by operations for the nine months ended July 31, 2014 was $711,520. The principal uses of funds were for consulting services supporting the development of its business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the nine months ended July 31, 2014, the Company raised $792,500 of cash from the issuance of convertible debentures to fund operations.

On July 9, 2014 the Company issued a convertible promissory note to JMJ financial in the amount of $250,000 of which it received payments through the date of this report of $60,000.  It expects to receive additional payments from JMJ under the note at various intervals during the fiscal year 2014.

While the Company has been able to use proceeds from the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through August 1, 2015 and it will need to raise additional capital during this period to fund the full costs associated with its growth and development.

The Company believes that it will be able to generate significant sales by the second quarter of fiscal 2015 providing for sufficient cash flows to supplement its equity financing based on its current plans.  If it’s able to execute its plan, the Company can begin to accumulate cash reserves.  There is no assurance however that its funds will be sufficient to meet its anticipated needs through August 1, 2015, and it may need to raise additional capital during this period to fund the full costs associated with its growth and development. The Company believes that it will require approximately $2,000,000 in additional capital to achieve its goals. There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all the information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of July 31, 2014 and the results of its operations for the three and nine months ended July 31, 2014 and 2013 and cash flows for the nine months ended July 31, 2014 and 2013 not misleading. The unaudited condensed consolidated financial statements for the quarterly periods ended July 31, 2014, and 2013 are not necessarily indicative of the operating results for the full year and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements for the years ended October 31, 2013 and 2012 as contained in the Form 10-K filed on February 13, 2014.

Revenue recognition

The revenue recorded is presented net of sales and other taxes collected on behalf of governmental authorities and includes shipping and handling costs, which generally are included in the list price to the customer. Our policy is to recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 based on when (i) persuasive evidence of an arrangement exists, (ii) delivery or performance has occurred, (iii) the fee is fixed or determinable, and (iv) collectability of the sale is reasonably assured, which is normally the date the product is shipped.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts which was not material at both July 31, 2014 and October 31 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. For financial statement purposes, investments in money market funds are considered a cash equivalent and are included in cash and cash equivalents. The Company maintains it cash and cash equivalents at high credit quality institutions, with balances, at times, in excess of federally insured limits. As of July 31, 2014, the Company did not exceed the federally insured limits. Management believed that the financial institution that holds its deposits are financially sound and therefore pose minimal credit risk. At July 31, 2014 and October 31 2013, the Company did not hold any cash equivalents.

Inventory

Inventories are stated at the lower of cost determined by the first-in, first-out method or market. In the normal course of business, when a customer places an order, the Company will place an order for manufacturing with its contract manufacturer. Inventory consists of finished goods and raw materials, both of which are immaterial and warehoused at our contract manufacturer.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at July 31, 2014
	Total	Quoted prices in active markets for observable identical assets (Level 1)	Significant other inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$595,238			$595,238

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	July 31,	October 31,
	2014	2013
	(unaudited)

Beginning Balance	$129,425	$-
Aggregate fair value of derivatives issued	1,394,635	508,610
Change in fair value of derivatives included in results of operations	(928,822)	(379,185)

Ending Balance	$595,238	$129,425

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

Net income (loss) per share

The Company utilizes FASB ASC 260, Earnings per Share, to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of shares of common stock outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional shares of common stock were dilutive. Under FASB ASC 260, if the additional shares of common stock are not dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional shares of common stock is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). The Company incurred a loss for the three and nine months ended July 31, 2014 and 2013 therefore, common stock equivalents have been excluded from the calculation of diluted loss per share. At the current range of market trading prices of the Company’s common stock, the Company does not possess enough authorized stock to convert all of its convertible instruments to common stock. For the Company to meet all of its obligations upon the receipt of notices of conversion received from holders of convertible instruments, the Company will may need to increase the authorized limit of common stock. With respect to the aggregate number of shares issuable to holders of convertible loans, the fair value of the conversion options are included in derivative liability. Convertible preferred stock and escow shares are clearly and closely related to the Company’s common stock and therefore do not require liability treatment.

The following table outlines the common stock equivalents outstanding as of July 31, 2014 and 2013.

	7/31/2014	7/31/2013
Convertible Series A Preferred Stock – Non Controlling Interest	594,930	594,930
Convertible Series B Preferred Stock	6,686,375	6,686,375
Convertible Series C Preferred Stock	7,010,125	7,010,125
Convertible Series D Preferred Stock	16,031,375	16,031,375
Stock Options	-	6,142,809
Warrants	376,923,077	-
Escrow shares	14,285,000	-
Convertible Loans	30,776,472,204	344,061,637
	31,198,003,086	380,527,251

The Convertible Series A Preferred shares are currently held by the Non-Controlling interests until such time as they are converted into the Company’s common shares.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed ASU EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect ASU 2014-12 to have a material impact on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. Amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is the final version of Proposed ASU 2011-230—Revenue Recognition (Topic 605) and Proposed ASU 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. The amendments in this ASU are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

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

Note 4 – Escrow Shares

On April 28, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar Bays”), a Florida Limited Liability Company for the sale and issuance of an 8% convertible promissory note in the principal amount of $77,500 due April 28, 2015 (the “AB Note”). In addition to the AB Note, the Company and Adar Bays entered into a back end funding arrangement with respect to a second 8% convertible promissory note due April 28, 2015 for $77,500 in consideration for a note receivable issued by Adar Bays to the Company in the amount of $77,500 (the “Back End Notes”). In connection with the Back End Notes, the Company and Adar Bays entered into a Breakup Fee Agreement, which grants a right to the Company to cancel the Back End Notes, prior to November 1, 2014, for a fee of $10,000. To secure the payment of the $10,000 breakup fee, the Company issued 14,285,000 shares of its common stock to an attorney escrow. Should the Company decide to perform on the Back End Notes the shares of stock will be returned to the Company from the attorney escrow. The 14,285,000 shares issued to attorney escrow were issued at $.0007 per share commensurate with the trading price of the Company’s common stock when the Back End Notes were issued.

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

	7/31/2014	10/31/2013
Gross Carrying Amount	$15,256,688	$15,256,688
Accumulated Amortization	(6,538,733)	(6,007,190)
Net Carrying Amount	$8,717,955	$9,249,498

The Company follows FASB ASC 350-30-35 and amortizes the costs of its Intellectual Property over the shorter of its specific useful life, or 20 years. The Company is amortizing its Intellectual Property over 20 years, with no anticipated residual value.  Amortization expense for the three months ended July 31, 2014 and 2013 was $177,181 and $177,181, respectively. Amortization expense for the nine months ended July 31, 2014 and 2013 was $531,543 and $531,543, respectively.

Estimated amortization expense is as follows

10/31/2014 (Remaining)	177,181
10/31/2015	708,723
10/31/2016	708,723
10/31/2017	708,723
10/31/2018	708,723

The Intellectual Property is evaluated annually for recoverability pursuant to FASB ASC 350-30-35-14 and related guidance in ASC 360-10-35-17 thru 35-35. An impairment loss is recognized if the asset is determined not to be recoverable and its carrying amount exceeds its fair value. We have reviewed long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable and have appropriately recorded the adjustment. Based on our review there were no indicators during the quarter ended July 31, 2014 that would cause impairment of intellectual property.

Note 6 - Related Party Payables

During the three months ended July 31, 2014 and 2013, the Company recorded interest of $518 and $518, respectively, and during the nine months ended July 31, 2014 and 2013, the Company recorded interest of $1,554 and $1,554, respectively, on promissory notes entered into with former members of the Board of Directors who resigned their positions with the Company on January 29, 2009.

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

On April 11, 2014 the Company canceled 787,500 shares of its restricted common stock which had been issued to employees for compensation of $78,750 incurred in fiscal 2013. Upon return of the shares, the Company credited $78,750 to Accrued Compensation.

On December 11, 2013 the Company canceled 1,705,152 shares of its S-8 registered common stock which had been issued to an employee for compensation and out of pocket expenses incurred in fiscal 2013 of $72,263. Upon return of the shares, the Company credited $72,263 to Accrued Compensation.

Note 8 - Stockholder’s Equity (and Non-Controlling Interest)

Common Stock

On April 21, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from four billion (4,000,000,000) to eight billion (8,000,000,000) shares with the Secretary of State of Nevada. At a meeting held on April 2, 2014, and in conjunction with a unanimous consent of the Board on April 17, 2014, the Board authorized management to increase the number of shares authorized to eight billion shares (8,000,000,000). The additional four billion (4,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock. The Company mailed the Notice of Stockholder Action by Written Consent to the Stockholders on May 5, 2014. The authorized share increase will become effective on the date that the Company files the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada. The Company filed the Amendment with the Secretary of State of the State of Nevada on May 6, 2014. On May 6, 2014, the Company filed with the SEC a definitive Schedule 14C Information Statement thereby confirming the effectiveness of the preliminary Schedule 14C Information Statement filed on April 21, 2014.

On June 19, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from eight billion (8,000,000,000) to seventeen billion (17,000,000,000) shares with the Secretary of State of Nevada. At a meeting held on June 17, 2014, the Company received unanimous consent by the Board and by the holder of Series F Preferred Stock, no par value per share (the “Series F Preferred”), and authorized management to increase the number of shares authorized to seventeen billion shares (17,000,000,000). The additional nine billion (9,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock. The Company mailed the Notice of Stockholder Action by Written Consent to the Stockholders on July 2, 2014. The authorized share increase became effective on July 9, 2014 when the Company filed the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada. On July 1, 2014, the Company filed with the SEC a definitive Schedule 14C Information Statement thereby confirming the effectiveness of the preliminary Schedule 14C Information Statement filed on June 19, 2014.

On July 23, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from seventeen billion (17,000,000,000) to thirty seven billion (37,000,000,000) shares with the Secretary of State of Nevada. At a meeting held on July 21, 2014, the Company received unanimous consent by the Board and by the holder of Series F Preferred Stock, no par value per share (the “Series F Preferred”), and authorized management to increase the number of shares authorized to thirty seven billion (37,000,000,000) shares. The additional twenty billion (20,000,000,000) shares of Common Stock so authorized would have been available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock have been used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are were immediate plans to do so. Assurances cannot be provided that any such transactions would have been consummated on favorable terms or at all, that they would have enhanced stockholder value or that they would not have adversely affected the Company's business or the trading price of the Common Stock. The authorized share increase was withdrawn when the Company filed a Schedule 14C Information Statement with the SEC on August 18, 2014 to notify the stockholders of the Company of Management’s plan to amend the Company’s Articles of Incorporation, as amended, to effectuate a 1,000-to-1 reverse split of the Company’s Common Stock, par value $.00001 per share. The Company currently has not effectuated the increase in the authorization of its common stock from 17,000,000,000 to 37,000,000,000 or the 1,000 to 1 reverse split. At the current range of market trading prices of the Company’s common stock, the Company does not possess enough authorized stock to convert all of its convertible instruments to common stock. For the Company to meet all of its obligations upon the receipt of notices of conversion received from noteholders, the Company will may need to increase the authorized limit of common stock.

On November 13, 2013, the Company issued 24,000,000 shares of its common stock to reduce certain outstanding accounts payable in the amount of $31,200. The shares were valued at $.0013 representing the trading price of the Company’s common stock on November 12, 2013. The shares were issued pursuant to Settlement Agreement and Stipulation (the “Settlement Agreement”) between the Company and ASC Recap LLC (“ASC”) on September 20, 2013. Pursuant to the Settlement Agreement; ASC acquired accrued and outstanding accounts payable of the Company in the aggregate amount of $266,298 (the “Accounts Payable Claims”). Pursuant to the entry of by the Superior Court of New Jersey, Essex County Law Division ordering a Stipulation of Dismissal on October 31, 2013 in settlement of the Accounts Payable Claims, the Company may issue and deliver to ASC shares of its Common Stock in one or more tranches as necessary to generate proceeds to satisfy the Accounts Payable Claims. In addition, on November 12, 2013, the Company issued a non interest bearing convertible promissory note in the amount of $15,000 due on May 31, 2014 to ASC to reimburse ASC for legal fees incurred in connection with the Settlement Agreement. On February 27, 2014 as agreed upon by the Company and ASC, the November 12, 2013 non interest bearing convertible promissory note issued to ASC was cancelled and no further obligation was due to ASC from the Company for reimbursement of legal fees incurred by ASC in connection with the Settlement Agreement.

On March 6, 2014, the Company issued 25,000,000 shares of its common stock to reduce certain outstanding accounts payable in the amount of $15,875. The shares were valued at $0.0008 representing the approximate trading price of the Company’s common stock at the time of the issuance. The shares were issued pursuant to the Settlement Agreement with ASC Recap LLC.

On March 18, 2014, the Company issued 25,000,000 shares of its common stock to reduce certain outstanding accounts payable in the amount of $15,875. The shares were valued at $0.0009 representing the approximate trading price of the Company’s common stock at the time of the issuance. The shares were issued pursuant to the Settlement Agreement with ASC Recap LLC.

During the nine months ended July 31, 2014, the Company issued 136,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $65,000. The shares were issued at prevailing market prices of the Company’s common stock at the time of issuance.

On November 21, 2013, the Company issued 1,000,000 shares of its common stock to Randy McNeil pursuant to a stock purchase agreement with Mr. McNeil on September 12, 2013 for $5,000. The purchase price per share of the common stock of $0.005 represents a negotiated per share price which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

On November 21, 2013, the Company issued 1,466,278 shares of its common stock to Bernie Casamento pursuant to a stock purchase agreement with Mr. Casamento on August 16, 2013 for $10,000. The purchase price per share of the common stock was $0.0068 which was equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On November 21, 2013, the Company issued 1,466,278 shares of its common stock to Bob Rutherford pursuant to a stock purchase agreement with Mr. Rutherford entered into on August 16, 2013 for $10,000. The purchase price per share of the common stock was $0.0068 which is equal to the average closing trading price of the Company’s common stock for the five (5) preceding days of the closing on August 16, 2013.

On November 13, 2013, the Company issued 24,000,000 common shares to reduce certain outstanding accounts payable in the amount of $10,500. The Company incurred finance charges of $20,700 in connection with the issuance of the shares. The shares were valued at $0.0013 representing the approximate trading price of the Company’s common stock at the time of the issuance. The shares were issued pursuant to the Settlement Agreement with ASC Recap LLC.

During the nine months ended July 31, 2014, the Company issued 96,478,175 shares of its common stock to Southridge Partners II for payment of $40,000 of fees related to an Equity Purchase Agreement entered into with Southridge Partners II in December 2012. The shares were issued at prevailing market prices of the Company’s common stock at the time of issuance.

On April 29, 2014 the Company issued 14,285,000 shares of its common stock to an attorney escrow in connection with a Breakup Fee Agreement and a corresponding fee of $10,000 with Adar Bays which grants a right to the Company to cancel the certain promissory notes with Adar Bays, prior to November 1, 2014. The shares were issued at $0.0007 commensurate with prevailing market prices of the Company’s common stock at the time of issuance.

On May 22, 2014, the Company issued 10,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $5,000. The shares were valued and issued at a negotiated per share price of $0.0005, a share price which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

On July 30, 2014, the Company issued 50,000,000 shares of its restricted common stock to James Casserly for settlement of accrued and unpaid interest of $4,500 pursuant to a conversion notice received by the Company from Mr. Casserly on July 21, 2014. The shares were valued and issued at $0.00009 pursuant to the terms of his conversion privilege; a share price which was equal to 50% the preceding 10 day average closing trading price of the Company’s common stock.

During the nine months ended July 31, 2014, the Company issued 711,066,822 shares of common stock to JMJ Financial to settle loan proceeds in the collective amount of $142,515

During the nine months ended July 31, 2014, the Company issued 198,072,984 shares of common stock to Asher Enterprises to convert short-term convertible promissory notes in the aggregate amount of $65,450.

During the nine months ended July 31, 2014, the Company issued 3,159,776,861 shares of common stock to GEL Properties to settle loan proceeds in the amount of $532,601.

During the nine months ended July 31, 2014, the Company issued 153,271,319 shares of common stock to Magna Group to convert short-term convertible promissory notes in the aggregate of $78,164.

On July 28, 2014, the Company received a notice of conversion from Darling Capital LLC, and pursuant to the notice issued 465,365,714 shares of common stock in partial settlement of $18,615 of the outstanding convertible loan balance.

On July 21, 2014, the Company received a notice of conversion from WHC Capital, LLC, and pursuant to the notice issued 160,000,000 shares of common stock in partial settlement of $8,000 of the outstanding convertible loan balance.

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

Non-Controlling Interest at October 31, 2010	$570,301
Non-Controlling Interest Converted	(25)
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2011	(241,693)
Non-Controlling Interest at October 31, 2011	328,583
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2012	(219,981)
Non-Controlling Interest at October 31, 2012	108,602
Non-Controlling interest Share of Net Loss for the Year ended October 31, 2013	(269,303)
Non-Controlling Interest at October 31, 2013	(160,701)
Non-Controlling interest Share of Net Loss for the nine months ended July 31, 2014	(270,686)
Non-Controlling Interest at July 31, 2014	$(431,387)

The Series A Preferred Stock is not recognized in the Non-Controlling Interest. If the 59,484 shares of preferred stock were fully converted into shares of BioLabs common stock and Preferred Shareholders did not elect to exchange those shares for Company common stock, the Non-Controlling interest would be 8.44% as of July 31, 2014 and October 31, 2013.

Note 9 – Convertible Notes Payable

	July 31, 2014	October 31, 2013
	(Unaudited)
Adar Bays, LLC	$79,003	$-
Asher Enterprises, Inc.	-	108,090
Ben Hanafin	2,500	-
Darling Capital LLC	15,546	-
DH Technical Consulting LLC	29,218	-
GEL Properties LLC	123,933	-
Hanover Holdings LLC	38,348	-
James Casserly	-	26,236
JMJ Financial	110,001	111,960
John Sikora	120,711	-
KBM Worldwide Inc.	75,204	-
LG Capital Funding LLC	35,928	-
Randy McNeil	17,648	15,518
Ray Dunning	193,132	97,079
Robert Machinist	25,000	-
Typenex Co-Investment, LLC	49,953	-
WHC Capital, LLC	68,995	-

Total Convertible Notes Payable	985,120	358,883
Debt Discount	(408,253)	(91,167)
Convertible Notes Payable Net of Debt Discount	$576,867	$267,716

Adar Bays, LLC

On April 28, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, a Florida Limited Liability Company for the sale and issuance of an 8% convertible promissory note in the principal amount of $77,500 (the “Note”). The Company received payments in the amounts of $38,750 on April 29, 2014 and $38,750 on May 8, 2014. The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning at any time after the requisite Rule 144 period. The conversion price of the Note shall be equal to 55% multiplied by the market price (as defined in the Note). The Note matures on April 28, 2015. Interest on the Note accrues at a rate of 8% per annum. The loan balance including accrued interest was $79,003 at July 31, 2014.

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

During the nine months ended July 31, 2014, the Company received several notices of conversion from Asher, and pursuant to those notices issued 198,072,984 shares of common stock in partial settlement of $65,540 of the outstanding convertible loan balance.

On April 10, 2014, the Company made a cash payment to Asher Enterprises, Inc. in the amount of $65,324 to satisfy in full, the remaining 8% convertible promissory note issued by the Company to Asher Enterprises, Inc.

Ben Hanafin

On January 2, 2014, the Company issued a convertible promissory note (the “Hanafin Note”) to Ben Hanafin, a member of the Company’s Board of Directors, in the amount of $2,500. The Hanafin Note is due on January 2, 2015, and bears interest at 18% per annum. Mr. Hanafin has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of January 2, 2015. The loan balance was $2,500 at July 31, 2014.

Darling Capital, LLC

On July 21, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Darling Capital, LLC, (“Darling”) for the sale and issuance of a 15% convertible promissory note in the principal amount of $12,500 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, at any time during the period beginning on January 21, 2014 and ending on the maturity date of February 21, 2015. The conversion price of the Note shall be equal to 60% from the lowest closing bid price for the thirty days prior to the day that the Company receives requests for conversion. The Note matures on February 21, 2015. Interest on the Note accrues at a rate of 15% per annum. As of July 31, 2014, the Company received $9,000 proceeds from the Darling note. The remaining $3,500 was received in August 2014.

On July 21 2014, the Company issued a convertible promissory note to Darling in the amount of $25,000, which bears interest at 18% per annum. Darling is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of the convertible promissory note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 60% of the lowest closing bid price for the thirty days prior to the day that the Company receives requests for conversion. The convertible promissory note was issued in connection with the direct settlement by Darling with James Casserly, a convertible notes holder of the Company. On July 28, 2014, the Company received a notice of conversion from Darling, and pursuant to the notice issued 465,365,714 shares of common stock in partial settlement of $18,615 of the outstanding convertible loan balance.

The balance outstanding including accrued interest at July 31, 2014 was $15,546.

DH Technical Consulting, LLC

On May 1, 2014, the Company issued a convertible promissory note to DH Technical Consulting LLC in consideration of outstanding consulting fees of $28,640, due on May 1, 2015 (the “Maturity Date”). DH Technical Consulting LLC is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

GEL Properties LLC

During the nine months ended July 31, 2014, the Company issued five convertible promissory notes to GEL Properties, LLC (“GEL”) in the aggregate amount of $135,000, due on various dates through March 19, 2015, all of which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of these Notes then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 55% (1 note) and 65% (4 notes) of the lowest closing bid price of the Common Stock for any of the five trading days, including the day upon which the upon which the notice of conversion is received by the Company.

During the nine months ended July 31, 2014, the Company issued an additional ten (10) convertible promissory notes to GEL in the aggregate amount of $515,074, due on various dates through April 29, 2015, eight (8) of which bears interest at 6% and two (2) at 8% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of these Notes then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% (8 notes) and 55% (2 notes) of the lowest closing bid price of the Common Stock. These Notes were issued in connection the direct settlement by GEL with certain convertible notes holders of the Company.

During the nine months ended July 31, 2014 the Company received several notices of conversion from GEL, and pursuant to those notices issued an aggregate amount of 3,159,776,861 shares of common stock to settle loan proceeds in the amount of $532,601.

The balance outstanding including accrued interest at July 31, 2014 was $123,933.

Hanover Holdings LLC

On February 11, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hanover Holdings I, LLC, (the “Holder”) for the sale and issuance of a 12% convertible promissory note in the principal amount of $36,500 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, at any time during the period beginning on February 11, 2014 and ending on the maturity date of February 11, 2015. The conversion price of the Note shall be equal to 45% from the lowest trading price in the five days prior to the day that the Company receives requests for conversion. The Note matures on February 11, 2015. Interest on the Note accrues at a rate of 12% per annum. The loan balance including accrued interest was $38,348 at July 31, 2014.

James Casserly

On July 16, 2013, the Company issued a convertible promissory note (the “Casserly Note”) to James Casserly in the amount of $25,000. The Casserly Note was due on July 15, 2014, and bore interest at 18% per annum. Mr. Casserly had the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of July 15, 2014. On July 21, 2014, Mr. Casserly assigned the principal portion of the Casserly Note of $25,000 to Darling Capital LLC, and on July 15, 2014 issued a conversion notice to the Company for the amount of accrued and unpaid interest of $4,500. In exchange for the conversion notice the Company issued 50,000,000 shares of its common stock to Mr. Casserly at 50% the preceding 10 day average closing trading price of the Company’s common stock of $0.0009.The balance outstanding including accrued interest at July 31, 2014 was $0.

JMJ Financial

On December 12, 2012, BioNeutral Group, Inc. (the “Company”) issued a promissory note (the “JMJ Note”) in the principal amount of $250,000 to JMJ Financial (“JMJ”), of which $215,000 has been received through the date of this report including $55,000 received during the nine months ended July 31, 2014. On July 9, 2914 the Company issued a convertible promissory note in the principal amount of $250,000 to JMJ (the “July JMJ Note”), and pursuant to the issuance of the July JMJ Note, JMJ cancelled the JMJ Note and the remaining, unissued principal amount of $35,000 of the JMJ Note. The maturity date of the July JMJ Note is two years from the date of each payment. The July JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.0002 per share of 60% of the lowest trade price in the 25 days prior to conversion. JMJ has piggyback registration rights with respect to the shares into which the JMJ Note is convertible. During the nine months ended July 31, 2014 the Company received eleven notices of conversion from JMJ for the JMJ Note, and pursuant to those notices issued 711,066,822 shares of common stock to settle loan proceeds in the collective amount of $142,515. On July 9, 2014 the Company received $60,000 of the July JMJ Note. At July 31, 2014 the JMJ aggregate loan balance including accrued interest was $110,001.

John Sikora

During the nine months ended July 31, 2014, the Company issued convertible promissory notes in consideration for outstanding consulting fees payable to John Sikora in the aggregate amount of $111,000, due on August 1, 2014 and September 20, 2014 (the “Maturity Date”), which bear interest at 18% per annum. Mr. Sikora is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date. The balance outstanding including accrued interest was $120,711 at July 31, 2014 and is currently in default.

KBM Worldwide Inc.

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

On June 11, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with KBM Worldwide, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $20,500 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 50% multiplied by the market price (as defined in the Note). The Note matures on March 13, 2015. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

The balance outstanding including accrued interest was $74,204 at July 31, 2014.

LG Capital Funding LLC

On April 2, 2014, the Company issued a convertible promissory note to LG Capital Funding, LLC (“LG”) in the amount of $35,000, due on April 2, 2015, which bears interest at 8% per annum. LG is entitled, at its option, at any time after 180 days, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the lowest closing bid price of the Common Stock for the prior fifteen days, including the date of receipt of the notice of conversion. The balance outstanding including accrued interest was $35,928 at July 31, 2014.

Randy McNeil

On August 19, 2013, the Company entered into and issued a convertible promissory note (the “McNeil Note”) to Randy McNeil in the amount of $15,000. The McNeil Note is due on August 18, 2014, and bears interest at 18% per annum. Mr. McNeil has the right to convert the principal and interest into the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock for the 10 preceding days of the Maturity Date of August 18, 2014. The balance outstanding including accrued interest at July 31, 2014 was $17,648.

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

During the nine months ended July 31, 2014, Mr. Dunning agreed to transfer the carrying value of his convertible notes including accrued interest to GEL in consideration for $97,919. On July 18 2014, Mr. Dunning assigned the principal portion of the convertible promissory note due on January 15, 2015 of $51,500 to WHC Capital LLC.

On January 15, 2014 and February 1, 2014, the Company issued a convertible promissory notes to Ray Dunning in consideration of cash in the amount of $51,500 , due on January 15, 2015 (the “Maturity Date”) and in consideration of outstanding consulting fees of $114,725, due on February 1, 2015 (the “Maturity Date”); $23,600 due on May 1, 2015, $23,600 due on June 1, 2015 and $23,600 due on July 1, 2015, all of which bear interest at 8% per annum. Mr. Dunning is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

The balance outstanding including accrued interest at July 31, 2014 was $193,132.

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

Typenex Co-Investment, LLC

On May 21, 2014, the Company entered into a securities purchase agreement with Typenex Co-Investment, LLC, (“Typenex”) for the sale and issuance of a secured convertible promissory note in the principal amount of $335,000 and any interest, fees, charges. (the “Typenex Note”). The Typenex Note carries an Original Issue Discount (“OID”) of $30,000. In addition, the Company agreed to pay $5,000 to Typenex to cover Typenex’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the Typenex Note. Interest is payable on the Typenex Note at 10% per annum. The Typenex Note is exercisable in eleven (11) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $49,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents (“Tranche #1”), which was funded to the Company on May 28, 2014, and (ii) ten (10) additional Tranches, the first nine (9) of which are in the amount of $27,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note and the other transaction documents, and the last of which is in the amount of $38,500, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Typenex Note. The conversion price for each Tranche conversion into shares of the Company’s common stock shall be the lesser of (i) the Lender Conversion Price of $.0015, and (ii) 65% of the average of the three (3) lowest VWAPs (volume weighed average price) in the twenty (20) trading days immediately preceding the applicable conversion, provided that if at any time the average of the three (3) lowest VWAPs in the twenty (20) trading days immediately preceding any date of measurement is below $0.0005, then in such event the then-current conversion factor shall be reduced by 5% for all future conversions (e.g., 65% to 60%). The Tranches are payable thirteen months after payment to the Company. The Company granted a security agreement to Typenex in connection with the Securities Purchase Agreement which provides Typenex with a security interest in those certain Tranches or “Investor Notes” comprised of Tranche #1, Tranche #2, Tranche #3, Tranche #4, Tranche #5, Tranche #6, Tranche #7, Tranche #8, and Tranche #9) issued by Secured Party in favor of Debtor on May 21, 2014, in the initial principal amounts of $25,000 each, that certain Tranche #10 issued by Secured Party in favor of Debtor on May 21, 2014, in the initial principal amount of $35,000, and any and all claims, rights and interests in any of the above and all substitutions for, additions and accessions to and proceeds thereof. The Company did not grant a security interest in the general assets of the Company to Typenex. Under and concurrently with the securities purchase agreement with Typenex, the Company also issued to Typenex a warrant to purchase the number of shares equal to $167,500 divided by the higher of: (i) the closing price of the common stock on the issue date; and (ii) the VWAP (as defined below) of the common stock for the trading day that is two (2) trading days prior to the exercise date. The Typenex warrant may also be exercised by cashless exercise. The balance outstanding including accrued interest was $49,953 at July 31, 2014. The fair value of the warrant was deminimus at the date of issuance.

WHC Capital, LLC

On July 11, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with WHC Capital, LLC, (the “Holder”) for the sale and issuance of a 12% convertible promissory note in the principal amount of $25,000 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, at any time during the period beginning on January 11, 2015 and ending on the maturity date of July 11, 2015. The conversion price of the Note shall be equal to 50% from the lowest intra-day trading price during the ten days prior to the day that the Company receives requests for conversion. The Note matures on February 11, 2015. Interest on the Note accrues at a rate of 12% per annum.

On July 18, 2014, the Company issued a convertible promissory note to WHC Capital, LLC in the amount of $51,500, due on July 18, 2015, which bears interest at 18% per annum. WHC Capital, LLC is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of the convertible promissory note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the lowest intra-day trading price during the ten days prior to the day that the Company receives requests for conversion. The convertible promissory note was issued in connection the direct settlement by WHC Capital, LLC with Ray Dunning, a convertible notes holder of the Company. On July 21, 2014, the Company received a notice of conversion from WHC Capital, LLC, and pursuant to the notice issued 160,000,000 shares of common stock in partial settlement of $8,000 of the outstanding convertible loan balance.

The balance outstanding including accrued interest at July 31, 2014 was $68,995.

Note 10 – Convertible Loans from Stockholders

	July 31, 2014	October 31, 2013
	(Unaudited)
Michael Francis	$578,169	$610,851
Capara Investments	902,831	851,440
Herb Kozlov	-	75,000

Total Convertible Notes Payable	1,481,000	1,537,291
Debt Discount	(76,143)	(75,000)
Convertible Notes Payable Net of Debt Discount	$1,404,857	$1,402,291

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

On April 11, 2014, Mr. Francis entered into a Debt Purchase Agreement with GEL (the “Francis GEL Purchase”) in the amount of $560,918 representing the principal portion of the Francis Modification. The Francis GEL Purchase provides for four installment closings, and during the nine months ended July 31, 2014, Mr. Francis closed on two installments by assigning principal including accrued interest to GEL in consideration for $289,275.

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

After consideration of the GEL Purchase closings in the amount of $289,275, and the convertible promissory note issued by the Company on April 2, 2014 in the amount of 97,010, the principal balance and accrued and unpaid interest of the Francis Modification at July 31, 2014 was $293, 567.

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

On May 7, 2014, the Company issued a convertible promissory note to Michael Francis in the amount of $63,000, due on April 16, 2015 (the “Maturity Date”), which bears interest at 18% per annum. Mr. Francis is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

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

The aggregate balance outstanding including accrued interest at July 31, 2014 was $578,169.

Capara Investments

The Company issued seven unsecured promissory notes to Capara Investments, (“Capara”) from November 13, 2009 to October 24, 2011 in the aggregate of principal amount of $655,000 (the “Capara Notes”). Each of the Capara Notes bears an 8% annual interest rate, is due and payable in cash on the fifth anniversary of the date of issuance, and upon consummation of a “Qualified Financing” (as defined in each of the Capara Notes), will automatically be exchanged for, solely at our election, either (i) securities on the same terms and conditions as those received by investors in such Qualified Financing based on an assumed exchange rate reflecting the pricing used in such financing or (ii) shares of our common stock equal to the quotient obtained by dividing (x) the then outstanding principal amount of the Capara Note by (y) the lower of (i) $0.69 and (ii) the Fair Market Value (as defined in the Capara Notes) of one share of our common stock as of the date of such exchange of one share of our common stock as of the date of such exchange).   On each three (3) month anniversary of the issuance of each Capara Note, all accrued and unpaid interest shall be added to the unpaid principal amount of such note.  Each of the Capara Notes defines  “Qualified Financing” as  an investment in securities of the Company (including any financing that includes convertible indebtedness and/or warrants) occurring after the date of issuance of the Capara Note by an investor that is not an affiliate of our company in which we receive net proceeds greater than $500,000 (including any additional investment by the holder of the Capara Note or by the holder of any other 8% exchangeable promissory note) in the Qualified Financing. The sole member of Capara Investments, Raj Pamani, is a former member of our Board and a shareholder of the Company. On July 31, 2014 the aggregate balance of principal and accrued and unpaid interest on the Capara Notes is $902,831. The aggregate current portion of principal and accrued and unpaid interest for maturities occurring in fiscal 2014 and 2015 on the Capara Notes is $704,969. The aggregate long-term portion of principal and accrued interest for maturities occurring after July 31, 2015 is $197,863.

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

The Company evaluated the conversion option embedded in its Convertible notes in accordance with the provisions of ASC 815 and determined that on the conversion date, the conversion option will have all of the characteristics of a derivative in its entirety and does not qualify for an exception to the derivative accounting rules. Specifically, because the exercise price of the conversion option is not fixed at any time during the term of the note. Accordingly, the embedded conversion options in the Convertible notes are classified as derivative liabilities at the conversion dates and are marked to market through earnings at the end of each reporting period. The fair value of the conversion option was determined using the Black Scholes valuation model which approximated the binomial lattice options pricing model. The gross proceeds of Convertible notes issued during the nine months ended July 31, 2014 were recorded net of a discount of $1,394,635 related to the derivative liability. The debt discount will be charged to amortization of debt discount ratably over the term of the Convertible notes. The Company recorded an amortization of the debt discount in the amount of $270,865 and $464,248 for the three and nine months ended July 31, 2014 and 2013 and $212,920 and $425,281 for three and nine months ended July 31, 2013, respectively.

Note 11 – Notes Payable

On May 12, 2014, the Company issued a promissory note to Reed Smith LLP in the amount of $152,414, which bears interest at 6% per annum. The Company is obligated to make payments under this note in full in two installments. The first installment shall be in the amount of $50,000 of principal plus all accrued interest, and shall be due on December 31, 2014, without any requirement of demand or notice from Reed Smith LLP. The second installment shall be in the amount of $152,414 of principal plus all accrued interest (less any payments of principal previously made by the Company), and shall be due on June 1, 2015. The promissory note securitizes $152,414 of legal expenses incurred from 2007 through 2011, of which $136,848 had previously been recorded and classified on the Company’s balance sheet in “Accounts Payable and Accrued Expense” and $15,566 represents a reconciliation of outstanding legal invoices payable to Reed Smith LLP, which were not previously recorded by the Company. The balance outstanding including accrued interest was $155,755 at July 31, 2014.

Note 12 – Commitments & Contingencies

Litigation

On September 13, 2013, the Company received a claim for arbitration from James Crane, a former Chief Financial Officer of the Company. Mr. Crane asserts claims against the Company for breach of contract, fraud, negligence, negligent misrepresentation, unjust enrichment and deceptive business practices related to unpaid fees and damages in the amount of $371,804 pursuant to a consulting agreement between Mr. Crane and the Company. The Company has retained counsel and is defending the matter. On July 22, 2014, the American Arbitration Association awarded Mr. Crane $55,264 which was accrued by the Company during the period ended July 31, 2014

On November 26, 2012, the Company filed a complaint against Raj Pamani, a shareholder and former director of the Company in the Superior Court of New Jersey Essex County: Chancery Division (“the Complaint”).  Included also as defendants were several entities to which in 2009 the Company awarded approximately 13 million shares of its common stock in consideration for consulting contracts which the Company has concluded were fraudulently induced and were later deemed to be worthless (the “Defendant Entities”).  By causing the Company to enter into the contracts to its detriment in favor of Mr. Pamani’s and the Defendant Entities self-enrichment, the Company seeks to recover damages incurred from the actions of Mr. Pamani and the Defendant Entities as a result of self-dealing, breach of fiduciary duty, breach of loyalty and fraud.  On March 21, 2014 the Superior Court of New Jersey Essex County: Chancery Division entered an order for final judgment in favor of BioNeutral. The final judgment demands the reimbursement to be made by the Defendant to BioNeutral of an aggregate amount of $412,900 payments caused by the Defendant Entities. Also contained within the final judgment with respect to the 13 million shares of its common stock in consideration for fraudulently induced consultant contracts, the Defendant Entities must return to BioNeutral any unsold stock certificates, and also, the Pamani Defendants must reimburse BioNeutral for any stock sold to innocent third parties in an amount to be determined by a further submission to the Court by BioNeutral.

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

Note 13 - Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued. All appropriate subsequent event disclosure, if any, have been made in the notes to the condensed consolidated financial statements.

On August 18, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to amend the Company’s Articles of Incorporation, as amended, to effectuate a 1,000-to-1 reverse split of the Company’s Common Stock, par value $.00001 per share (the “Reverse Split”). At a meeting held on July 21, 2014, the Company received unanimous consent by the Board of Directors of the Company (the “Board”) and on July 31, 2014 by the holder of the Series F Preferred Stock, no par value per share (the “Series F Preferred”) to amend the Company’s Articles of Incorporation, as amended, to effectuate the Reverse Split. The Board is effectuating the Reverse Split, with the Series F Stockholder with the primary intent of increasing the market price of the Company’s Common Stock to make the Common Stock more attractive to a broader range of institutional and other investors. The Reverse Split will affect all holders of the Company’s Common Stock uniformly and will not affect any stockholder’s percentage ownership interest in the Company, except that as described below in “Fractional Shares,” record holders of Common Stock otherwise entitled to a fractional share as a result of the Reverse Split will be rounded up to the next whole number. In addition, the Reverse Split will not affect any stockholder’s proportionate voting power (subject to the treatment of fractional shares). The Company currently has not effectuated the Reverse Split.

On August 20, 2014 the Company received a notice of conversion from JMJ Financial and pursuant to the notice issued 270,000,000 shares of common stock to settle loan proceeds in the amount of $15,660.

The convertible promissory notes in consideration for outstanding consulting fees payable to John Sikora in the aggregate amount of $111,000, due on August 1, 2014 and September 20, 2014 are currently in default for nonpayment.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	our inability to raise capital;

●	our failure to obtain the necessary regulatory approvals for our products;

●	the results of the current Securities and Exchange Commission (the "SEC") investigation of our Company;

●	the inability to obtain or retain customer acceptance of our products;

●	the failure of the market for our products to develop;

●	our inability to protect our intellectual property;

●	our inability to manage any growth;

●	the effects of competition from a wide variety of local, regional, national and other providers of products similar to our products;

●	changes in laws and regulations, including tax and securities laws and regulations and laws and regulations promulgated by the U.S. Environmental Protection Agency (the "EPA"), the U.S. Food & Drug Administration (the "FDA") and the U.S. Federal Trade Commission.

●	changes in accounting policies, rules and practices;

●	changes in technology or products, which may be more difficult or costly, or less effective than anticipated; and

●	the other factors listed under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended October 31, 2013 and other filings with the SEC.

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

Recent Developments

Subsequent to October 31, 2013 the Company received notices of conversion from several note holders and pursuant to those notices issued 5,167,552,700 shares of common stock to settle loan proceeds in the aggregate amount of $865,513.

On August 18, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to amend the Company’s Articles of Incorporation, as amended, to effectuate a 1,000-to-1 reverse split of the Company’s Common Stock, par value $.00001 per share (the “Reverse Split”). At a meeting held on July 21, 2014, the Company received unanimous consent by the Board of Directors of the Company (the “Board”) and on July 31, 2014 by the holder of the Series F Preferred Stock, no par value per share (the “Series F Preferred”) to amend the Company’s Articles of Incorporation, as amended, to effectuate the Reverse Split. The Board is effectuating the Reverse Split, with the Series F Stockholder with the primary intent of increasing the market price of the Company’s Common Stock to make the Common Stock more attractive to a broader range of institutional and other investors.   Accordingly, for these and other reasons discussed below, the Company believes that effecting the Reverse Split is in the Company’s and the Company’s stockholders’ best interests. The Board believes that an increased stock price may encourage investor interest and improve the marketability of the Common Stock to a broader range of investors, and thus enhance liquidity.  Because of the trading volatility often associated with low-priced stocks, many brokerage firms and institutional investors have internal policies and practices that either prohibit them from investing in low-priced stocks or tend to discourage individual brokers from recommending low-priced stocks to their customers.  Additionally, because brokers' commissions on lower-priced stocks generally represent a higher percentage of the stock price than commissions on higher-priced stocks, the current share price of the Common Stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if the share price of the Common Stock were substantially higher.  This factor may also limit the willingness of institutions to purchase the Common Stock.  The Board of Directors believes that the anticipated higher market price resulting from the Reverse Split could enable institutional investors and brokerage firms with such policies and practices to invest in the Common Stock. The Reverse Split will affect all holders of the Company’s Common Stock uniformly and will not affect any stockholder’s percentage ownership interest in the Company, except that as described below in “Fractional Shares,” record holders of Common Stock otherwise entitled to a fractional share as a result of the Reverse Split will be rounded up to the next whole number. In addition, the Reverse Split will not affect any stockholder’s proportionate voting power (subject to the treatment of fractional shares). After the Reverse Split, the Company’s Common Stock will have new Committee on Uniform Securities Identification Procedures (CUSIP) numbers, which is a number used to identify the Company’s equity securities, and stock certificates with the older CUSIP numbers will need to be exchanged for stock certificates with the new CUSIP numbers by following the procedures described below. After the Reverse Split, the Company will continue to be subject to the periodic reporting and other requirements of the Exchange Act. The Common Stock will continue to be quoted on the OTC Pink, subject to any decision of the Company’s Board of Directors to list the Company’s securities on a stock exchange. The Reverse Split will not change the number of authorized shares of the Common Stock under the Company’s Articles. Because the number of issued and outstanding shares of Common Stock will decrease, the number of shares of Common Stock remaining available for issuance will increase. Under the Articles, as amended, the Company’s authorized capital stock currently consists of 17,000,000,000 shares of Common Stock. The Company mailed the Notice of Stockholder Action by Written Consent to the Stockholders on September 3, 2014. The authorized share increase will become effective on the date that the Company files the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada. The Company filed the Amendment with the Secretary of State of the State of Nevada on May 6, 2014. On May 6, 2014, the Company filed with the SEC a definitive Schedule 14C Information Statement thereby confirming the effectiveness of the preliminary Schedule 14C Information Statement filed on August 18, 2014. The Company currently has not effectuated the Reverse Split.

On July 30, 2014, the Company issued 50,000,000 shares of its restricted common stock to James Casserly for settlement of accrued and unpaid interest of $4,500 pursuant to a conversion notice received by the Company from Mr. Casserly on July 21, 2014. The shares were valued and issued at $0.00009 pursuant to the terms of his conversion privilege; a share price which was equal to 50% the preceding 10 day average closing trading price of the Company’s common stock.

On July 23, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from seventeen billion (17,000,000,000) to thirty seven billion (37,000,000,000) shares with the Secretary of State of Nevada. At a meeting held on July 21, 2014, the Company received unanimous consent by the Board and by the holder of Series F Preferred Stock, no par value per share (the “Series F Preferred”), and authorized management to increase the number of shares authorized to thirty seven billion (37,000,000,000) shares. The additional twenty billion (20,000,000,000) shares of Common Stock so authorized would have been available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The authorized share increase was withdrawn when the Company filed a Schedule 14C Information Statement with the SEC on August 18, 2014 to notify the stockholders of the Company of Management’s plan to amend the Company’s Articles of Incorporation, as amended, to effectuate a 1,000-to-1 reverse split of the Company’s Common Stock, par value $.00001 per share. The Company currently has not effectuated the increase in the authorization of its common stock from 17,000,000,000 to 37,000,000,000. At the current range of market trading prices of the Company’s common stock, the Company does not possess enough authorized stock to convert all of its convertible instruments to common stock. For the Company to meet all of its obligations upon the receipt of notices of conversion received from noteholders, the Company will need to increase the authorized limit of common stock.

On July 22, 2014, the American Arbitration Association awarded Mr. Crane $55,264.

On July 21, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Darling Capital, LLC, (“Darling”) for the sale and issuance of a 15% convertible promissory note in the principal amount of $12,500 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, at any time during the period beginning on January 21, 2014 and ending on the maturity date of February 21, 2015. The conversion price of the Note shall be equal to 60% from the lowest closing bid price for the thirty days prior to the day that the Company receives requests for conversion. The Note matures on February 21, 2015. Interest on the Note accrues at a rate of 15% per annum. As of July 31, 2014, the Company received $9,000 proceeds from the Darling note. The remaining $3,500 was received in August 2014.

On July 21 2014, the Company issued a convertible promissory note to Darling in the amount of $25,000, which bears interest at 18% per annum. Darling is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of the convertible promissory note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 60% of the lowest closing bid price for the thirty days prior to the day that the Company receives requests for conversion. The convertible promissory note was issued in connection the direct settlement by Darling with James Casserly, a convertible notes holder of the Company. On July 28, 2014, the Company received a notice of conversion from Darling, and pursuant to the notice issued 465,364,714 shares of common stock in partial settlement of $18,615 of the outstanding convertible loan balance.

On July 18, 2014, the Company issued a convertible promissory note to WHC Capital, LLC in the amount of $51,500, due on July 18, 2015, which bears interest at 18% per annum. WHC Capital, LLC is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of the convertible promissory note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the lowest intra-day trading price during the ten days prior to the day that the Company receives requests for conversion. The convertible promissory note was issued in connection the direct settlement by WHC Capital, LLC with Ray Dunning, a convertible notes holder of the Company. On July 21, 2014, the Company received a notice of conversion from WHC Capital, LLC, and pursuant to the notice issued 160,000,000 shares of common stock in partial settlement of $8,000 of the outstanding convertible loan balance.

On July 11, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with WHC Capital, LLC, (the “Holder”) for the sale and issuance of a 12% convertible promissory note in the principal amount of $25,000 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, at any time during the period beginning on January 11, 2015 and ending on the maturity date of July 11, 2015. The conversion price of the Note shall be equal to 50% from the lowest intra-day trading price during the ten days prior to the day that the Company receives requests for conversion. The Note matures on February 11, 2015. Interest on the Note accrues at a rate of 12% per annum.

On June 11, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with KBM Worldwide, Inc., a Delaware Corporation (the “Holder”) for the sale and issuance of an 8% convertible promissory note in the principal amount of $20,500 (the “Note”). The principal balance of the Note is convertible into common stock, $0.00001 par value, of the Company, at the election of the Holder, beginning 180 days after the issuance of the Note. The conversion price of the Note shall be equal to 50% multiplied by the market price (as defined in the Note). The Note matures on March 13, 2015. The Company has the right to prepay the principal and interest at a premium depending on the date that it is prepaid. Interest on the Note accrues at a rate of 8% per annum. The Note contains customary default provisions, including provisions for potential acceleration of the Note, a default premium, and default interest of 22%.

On July 9, 2014 the Company entered into a convertible promissory note in the principal amount of $250,000 to JMJ Financial (the “July JMJ Note”), and pursuant to the issuance of the July JMJ Note, JMJ cancelled the remaining, unissued principal of $35,000 of the December 12, 2012 convertible promissory note due to JMJ Financial. The maturity date of the July JMJ Note is two years from the date of each payment. The July JMJ Note is interest free if repaid within 90 days and if not paid within 90 days it bears interest at 10%. The principal and any accrued interest are convertible into the Company’s common stock at the lower of $.0002 per share of 60% of the lowest trade price in the 25 days prior to conversion. JMJ Financial has piggyback registration rights with respect to the shares into which the July JMJ Note is convertible. On July 9, 2014 the Company received $60,000 of the July JMJ Note.

On June 19, 2014, the Company filed a Schedule 14C Information Statement with the SEC to notify the stockholders of the Company of Management’s plan to increase the number of authorized shares of common stock from eight billion (8,000,000,000) to seventeen billion (17,000,000,000) shares with the Secretary of State of Nevada. At a meeting held on June 17, 2014, the Company received unanimous consent by the Board and by the holder of Series F Preferred Stock, no par value per share (the “Series F Preferred”), and authorized management to increase the number of shares authorized to seventeen billion shares (17,000,000,000). The additional nine billion (9,000,000,000) shares of Common Stock so authorized will be available for issuance by the Board for stock splits or stock dividends, acquisitions, raising additional capital, stock options or other corporate purposes. The additional shares of Common Stock could be used for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although there are no immediate plans to do so. Assurances cannot be provided that any such transactions will be consummated on favorable terms or at all, that they will enhance stockholder value or that they will not adversely affect the Company's business or the trading price of the Common Stock. The purposes for increasing the authorized shares include providing available shares for (i) the exercise of all outstanding options; (ii) the conversion of outstanding convertible promissory notes and deferred compensation agreements; (iii) the conversion of the Series A, B, C and D Convertible Preferred Stock; (iv) future issuances of stock options pursuant to employees; and (v) issuances to satisfy conversions of future convertible debt or convertible preferred stock. The Company mailed the Notice of Stockholder Action by Written Consent to the Stockholders on July 2, 2014. The authorized share increase became effective on July 9, 2014 when the Company filed the Certificate of Amendment to the Amended Certificate of Incorporation of the Company (the "Amendment") with the Secretary of State of the State of Nevada. On July 1, 2014, the Company filed with the SEC a definitive Schedule 14C Information Statement thereby confirming the effectiveness of the preliminary Schedule 14C Information Statement filed on June 19, 2014.

On May 22, 2014, the Company issued 10,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $5,000. The shares were valued and issued at a negotiated per share price of $0.0005, a share price which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

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

On May 1, 2014, the Company issued a convertible promissory note to DH Technical Consulting LLC in consideration of outstanding consulting fees of $28,640, due on May 1, 2015 (the “Maturity Date”). DH Technical Consulting LLC is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

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

On February 10, 2014, the Company issued a convertible promissory note to GEL in the amount of $44,071, due on January 14, 2015, which bears interest at 6% per annum. GEL is entitled, at its option, at any time after the requisite rule 144 holding period, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 65% of the lowest closing bid price of the Common Stock. In connection with the issuance of the convertible promissory note to GEL, GEL purchased a promissory note issued to JJS Consulting June 30, 2013 from the Company in the amount of $42,000 plus accrued and unpaid interest. During the nine months ended July 31, 2014 the Company received three notices of conversion from GEL, and pursuant to those notices issued 50,535,288 shares of common stock to settle the loan.

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

On February 1, 2014, the Company issued a convertible promissory note in consideration of outstanding consulting fees payable to Ray Dunning in the amount of $114,725 , due on January 1, 2015 (the “Maturity Date”), which bears interest at 8% per annum. Mr. Dunning is entitled, at his option, on the Maturity Date, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of Common Stock equal to 50% of the average closing bid price of the Common Stock for the 10 preceding days of the Maturity Date.

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

Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle. To date our marketing efforts have led to manytrials of our products. Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care.

Within the industrial marketplace our products are trial tested as well prior to purchasing thereby lengthening the selling cycle in most cases. We are working with independent selling groups to represent our products primarily being offered for mold remediation contractors

Based on the progress as noted above, we are generally pleased with the market reception of our products. Though the sales cycle has proved to be slower than originally planned for, management is generally encouraged by the current selling momentum and anticipates increases of new customers. We intend to expand our efforts to sell our products by offering them for sale through distribution. Recently we announced our new relationship with Quip Laboratories, a leading sales distribution company of biosafety products in the laboratory and biomedical research segments. We have other such relationships under consideration, and plan to vigorously pursue others to add to selling capacity.

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

Results of Operations

Comparison of Results of Operations for the three months ended July 31, 2014 and for the three months ended July 31, 2013.

Revenues:  During the three months ended July 31, 2014 the Company generated revenues of $8,861 as compared to revenues of $3,310 for the three months ended July 31, 2013. Our efforts have been focused on sales and marketing of our non-regulated Ogiene™ product line as well the sale of our Ygiene™ formulation in acute and long-term healthcare and industrial markets where pathogenic spores are present. We are carrying forward our commercialization strategy begun in 2013 by developing relationships with selling organizations and distributors.

Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle. To date our marketing efforts have led to many trials of our products. Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care.

Within the industrial marketplace our products are trial tested as well prior to purchasing thereby lengthening the selling cycle in most cases. We signed independent selling groups to represent our products and we have approximately representatives throughout the United States marketing our products In addition, we established a relationship with an Ohio based distributor of medical products.

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

Operating Expenses:   Operating expenses were $973,333 the three months ended July 31, 2014 and $829,293 for the three months ended July 31, 2013 for a 17% increase of $144,040. Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Amortization and depreciation expense was $177,234 for three months ended July 31, 2014 and 2013.

Salaries expense for the three months ended July 31, 2014 was $237,657, an decrease of 11% over amounts for the three months ended July 31, 2013, which were $266,737. Overall compensation was lower in the three months ended July 31, 2014 as the Company had less sales personnel in 2014.

Consulting fee expenses were $91,050 for the three months ended July 31, 2014 as compared to $252,417 for the three months ended July 31, 2013 for a 64% decrease of $161,367.  The decrease primarily reflects the overall reduction of sales consultants in 2014 to pivot the commercialization strategy in 2014 to engaging with distributors and private label contracts that require less involvement from the Company.

Total legal and accounting expenses for the three months ended July 31, 2014 were $191,797, an increase of $143,057 over amounts for the three months ended July 31, 2013 which were $48,740, reflecting legal fees associated with the James Crane matter.

Other Selling, General and Administrative Expenses for the three months ended July 31, 2014 were $275,595, an increase of $191,430 over amounts for the three months ended July 31, 2013 which were $84,165. The increase primarily reflects increases in investor relations expenses and the settlement award to Mr. Crane in the amount of $55,264.

Other Income and Expense for the three months ended July 31, 2014 were $304,524, a 10% increase of $28,117 over amounts for the three months ended July 31, 2013 which were $276,407.  The decrease is primarily due to an increase in interest expense of $241,049 reflecting additional convertible note borrowing and derivative liability expenses incurred in connection with issuing variable priced convertible securities at amounts greater than fair value for the three months ended July 31, 2014, an increase of the amortization of debt discount of $57,945, offset by a reduction in the change in fair value of derivative liability of 270,877.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $1,272,064 for the three months ended July 31, 2014. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2013, our net loss was $1,103,564.  We anticipate we will experience a net loss in fiscal 2014 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

Comparison of Results of Operations for the nine months ended July 31, 2014 and for the nine months ended July 31, 2013.

Revenues:  During the nine months ended July 31, 2014 the Company generated revenues of $30,093 as compared to revenues of $4,950 for the nine months ended July 31, 2013. Our efforts have been focused on sales and marketing of our non-regulated Ogiene™ product line as well the sale of our Ygiene™ formulation in acute and long-term healthcare and industrial markets where pathogenic spores are present. We are carrying forward our commercialization strategy begun in 2013 by developing relationships with selling organizations and distributors.

Within healthcare and life sciences, most of our customer’s perform trial testing of our products prior to purchasing which can significantly lengthen the selling cycle. To date our marketing efforts have led to many trials of our products. Our products have been ordered within the segments of university laboratory medical research, pharmaceutical manufacturing and veterinarian care.

Within the industrial marketplace our products are trial tested as well prior to purchasing thereby lengthening the selling cycle in most cases. We signed independent selling groups to represent our products and we have approximately representatives throughout the United States marketing our products. In addition, we established a relationship with an Ohio based distributor of medical products.

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

Operating Expenses:   Operating expenses were $2,489,681 the nine months ended July 31, 2014 and $2,341,166 for the nine months ended July 31, 2013 for an increase of $148,515. Our operating expenses consist of compensation of our executive and scientific staff, consulting expenses supporting development of, and regulatory approvals for, our products, legal and accounting services, and non-cash amortization of our intellectual property.

Amortization and depreciation expense was $531,702 for nine months ended July 31, 2014 and 2013.

Salaries expense for the nine months ended July 31, 2014 was $569,343, a decrease of 4% over amounts for the nine months ended July 31, 2013, which were $590,544. Overall compensation was lower in the nine months ended July 31, 2014 as the Company had less sales personnel in 2014.

Consulting fee expenses were $337,435 for the nine months ended July 31, 2014 as compared to $472,890 for the nine months ended July 31, 2013 for a 29% decrease of $135,455.  The decrease primarily reflects the overall reduction of sales consultants in 2014 to pivot the commercialization strategy in 2014 to engaging with distributors and private label contracts that require less involvement from the Company.

Total legal and accounting expenses for the nine months ended July 31, 2014 were $424,792, a increase of $108,033 over amounts for the nine months ended July 31, 2013 which were $316,759, reflecting an increase in legal fees associated with the Pamani and James Crane matters, and increases to audit and tax preparation fees.

Other Selling, General and Administrative Expenses for the nine months ended July 31, 2014 were $626,409, an increase of $197,138 over amounts for the nine months ended July 31, 2013 which were $429,271. The increase primarily reflects increases in investor relations expenses and the settlement award to Mr. Crane in the amount of $55,264.

Other Income and Expense for the nine months ended July 31, 2014 was $449,243, a 135% increase of 257,694 over amounts for the nine months ended July 31, 2013 which were $191,549.  The increase is primarily due to an increase in interest expense of $813,549 reflecting additional convertible note borrowing and derivative liability expenses incurred in connection with issuing variable priced convertible securities at amounts greater than fair value for the nine months ended July 31, 2014, an increase of the amortization of debt discount of $38,967, and offset by an increase in the change in fair value of derivative liability of $833,572.

Net Loss:  We experienced a net loss from operations before consideration of our Non-Controlling interest of $2,922,853 for the nine months ended July 31, 2014. The discussion of operating expenses identifies the elements of the net loss.  For the same period in 2013, our net loss was $2,529,497, which was offset by a $238,750 credit of consulting expense and $95,250 decrease in fair value of derivative liability.  We anticipate we will experience a net loss in fiscal 2014 as we continue to pursue regulatory approvals and further identify markets for the sale and distribution of our products.

Analysis of Impairment

In conjunction with our 2013 audit, we performed our annual impairment testing during January 2014. In this analysis, we determined that the current carrying value of our Intellectual Property was $9,249,498.

We computed the Intellectual Property value by using an undiscounted cash model. In our undiscounted cash flow analysis, we prepared a five year forecast of our expected earnings to derive an explicit stream of expected free cash flows through October 31, 2018. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline of prospects currently known to the Company, and those which the Company believes will be generated through current and future relationships with distributors, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 2% per annum thereafter. We then multiplied our cash flows by a marginal federal and state tax rate of 40% to derive our after-tax yearly cash flows. The Intellectual Property values we derived using the above exceeded the carrying value of our Intellectual Property of $9,249,498.

Liquidity and Capital Resources

The Company had $16,358 of cash at July 31, 2014.  Cash used by operations for the nine months ended July 31, 2014 was $711,520. The principal uses of funds were for consulting services supporting the development of our business plan, legal and accounting fees in connection with being a public company and daily operations of the business, including rent, travel and laboratory costs.

During the nine months ended July 31, 2014, the Company raised $792,500 of cash from the issuance of convertible debentures to fund operations.

On July 9, 2014 the Company issued a convertible promissory note to JMJ financial in the amount of $190,000 of which it received payments through the date of this report of $60,000.  It expects to receive additional payments from JMJ under the note at various intervals during the fiscal year 2014.

While the Company has been able to use proceeds from the issuance of convertible promissory notes to fund a substantial balance of its operating costs, it does not expect that its funds will be sufficient to meet its anticipated needs through August 1, 2015 and it will need to raise additional capital during fiscal 2014 to fund the full costs associated with its growth and development.

The Company believes that it will be able to generate significant sales by the second quarter of 2015 providing for sufficient cash flows to supplement its equity financing based on its current plans.  If it’s able to execute its plan, the Company can begin to accumulate cash reserves.  There is no assurance however that its funds will be sufficient to meet its anticipated needs through its fiscal year 2014, and it may need to raise additional capital during fiscal 2014 to fund the full costs associated with its growth and development. The Company believes that it will require approximately $2,000,000 in additional capital to achieve its goals. There can be no assurances that it will be successful in raising additional capital on favorable terms if at all. If the Company is unable to secure additional capital, it may be required to curtail its business development initiatives, impair its intellectual property and take additional measures to reduce cost in order to conserve cash.

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

Changes in Internal Controls over Financial Reporting

During the nine months ended July 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 13, 2013, the Company received a claim for arbitration from James Crane, a former Chief Financial Officer of the Company in 2009. Mr. Crane asserts claims against the Company for breach of contract, fraud, negligence, negligent misrepresentation, unjust enrichment and deceptive business practices related to unpaid fees and damages in the amount of $371,804 pursuant consulting agreement between Mr. Crane the Company. The Company has retained counsel and is defending the matter. On July 22, 2014, the American Arbitration Association awarded Mr. Crane $55,264.

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

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 22, 2014, the Company issued 10,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $5,000. The shares were valued and issued at a negotiated per share price of $.0005, a share price which approximated the prevailing per share closing prices at the time the parties reached an agreement of terms.

During the nine months ended July 31, 2014, the Company issued 96,478,175 shares of its common stock to Southridge Partners II for payment of $40,000 of fees related to an Equity Purchase Agreement entered into with Southridge Partners II in December 2012. The shares were issued at prevailing market prices of the Company’s common stock at the time of issuance.

On April 29, 2014 the Company issued 14,285,000 shares of its common stock to attorney escrow in connection with a Breakup Fee Agreement and a corresponding fee of $10,000 with Adar Bays which grants a right to the Company to cancel the certain promissory notes with Adar Bays, prior to November 1, 2014. The shares were issued at $0.0007 commensurate with prevailing market prices of the Company’s common stock at the time of issuance.

During the nine months ended July 31, 2014, the Company issued 136,000,000 shares of its restricted common stock to a consulting firm for marketing fees of $65,000. The shares were issued at prevailing market prices of the Company’s common stock at the time of issuance.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   MINE SAFETY DISCLOUSURES

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Articles of Incorporation of BioNeutral Group, Inc. (1)

3.2	Amendment to Articles of Incorporation of BioNeutral Group, Inc. (2)

3.3	Bylaws of BioNeutral Group, Inc. (formerly known as Moonshine Creations, Inc.) (1)

10.64	Securities purchase agreement with Magna Group, LLC on February 28, 2014 for $78,164.38. (3)

10.65	Convertible promissory note with Hanover Holdings I, LLC on February 11, 2014 for $36,500. (3)

10.66	Convertible promissory note with GEL Properties on March 19, 2014 for $40,000. (3)

10.67	Convertible promissory note with GEL Properties on March 19, 2014 for $52,191.78. (3)

10.68	Convertible promissory note with GEL Properties on March 19, 2014 for $15,960. (3)

10.69	Convertible promissory note with GEL Properties on March 19, 2014 for $15,657.53. (3)

10.70	Securities Purchase Agreement with Asher Enterprises, Inc. on March 26, 2014 for $53,000. (3)

10.71	Convertible promissory note with LG Capital Funding, LLC on April 2, 2014 for $35,000. (3)

10.72	Convertible promissory note with GEL Properties on April 11, 2014 for $154,875.00. (3)

10.73	Convertible promissory note with Michael Francis on April 17, 2014 for $70,000.00. (3)

10.74	Securities purchase agreement with Adar Bays, LLC on April 28, 2014 for $77,500.00. (3)

10.75	Promissory note issued to Reed Smith LLP on May 12, 2014 for $152,414.00. (3)

10.76	Convertible promissory note with Michael Francis on May 7, 2014 for $63,000.00. (3)

10.77	Securities purchase agreement with Typenex Co-Investment, LLC on May 21, 2014 for $335,000.00. (3)

10.78	Settlement Agreement and Stipulation with ASC Recap LLC on September 20, 2013.*

10.79	Convertible promissory note with ASC Recap on November 12, 2013 for $15,000.*

10.80	Securities purchase agreement with WHC Capital, LLC on July 18, 2014 for $25,000. *

10.81	Securities transfer agreement with Darling Capital, LLC on July 21, 2014 for $25,000. *

10.82	Convertible promissory note with Darling Capital, LLC on July 21, 2014 for $12,500. *

10.83	Convertible promissory note with WHC Capital on July 11, 2014 for $51,500.*

10.84	Convertible promissory note with Ray Dunning on May 1, 2014 for $70,000.00.*

10.85	Convertible promissory note with DH Technical Consulting on May 1, 2014 for $28,640.00.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(4)           Incorporated by reference to BioNeutral Group, Inc.'s Current Report on Form 10-Q filed with the Securities and Exchange Commission on June 20, 2014.

*  Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONEUTRAL GROUP, INC.

September 22, 2014	By:	/s/ Mark Lowenthal
Mark Lowenthal
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

